Form 10QSB
period 1996-03-31
FIRSTBANCORPORATION INC
filed 1996-05-13
CIK 1011588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549


                              FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED March 31, 1996

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ----------  to ----------

                     Commission file number 0-28106

FirstBancorporation, Inc.
(Exact name of registrant as specified in its charter)

 South Carolina                               57-1033905
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

 1121 Boundary Street P.O. Box 2147, Beaufort, S.C.       29901-2147
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      803-521-5600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   [X]       No  [ ]


The number of outstanding shares of the issuer's $.01 par value common stock as of April 6, 1996 is 625,586.

                             INDEX FORM 10-QSB

                                    Part I
                                                                  Page
       Item 1.  Financial Statements and Related Notes----------  3-5
       Item 2.  Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations -------------------------  6-11

                                    Part II

       Item 1.  Legal Proceedings ------------------------------   12
       Item 2.  Changes in Securities --------------------------   12
       Item 3.  Defaults upon Senior Securities ----------------   12
       Item 4.  Submission of Matters to a Vote
                 of Security Holders ---------------------------   12
       Item 5.  Other Information ------------------------------   12
       Item 6.  Exhibits and Reports on Form 8-K ---------------   12

                Signatures -------------------------------------   13

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
BALANCE SHEET
(Dollars in thousands)



                                                  March 31,       December 31,
                                                    1996            1995
                                                 (Unaudited)      (Unaudited)
ASSETS                                           -----------      -----------
Cash and due from overnight deposits             $    4,094       $    4,197
Interest bearing overnight deposits                   2,170            1,349
Other short-term investment                             199              199
Mortgage backed securities                            1,943            2,055
Loans                                                73,977           72,756
    Less unearned income                                 (8)              (8)
    Less allowance for loan losses                     (519)            (470)
                                                 ----------       ----------
        Net loans                                    73,499           72,277
Federal Home Loan bank and Federal Reserve
  Bank Stock                                            678              575
Premises and equipment                                1,016            1,036
Accrued interest receivable
    Loans                                               497              490
    Investments                                           3                7
Real estate owned-acquired through foreclosure          238              443
Deferred organizational costs                           109              109
Other assets                                            354              311
                                                 ----------       ----------
    Total assets                                 $   84,749       $   83,047
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                     $   77,076       $   74,905
    Federal Home Loan Bank Advances                       0            1,000
    Amounts due depository institutions                 482              238
    Accrued interest payable                            131              105
    Advances from borrowers for taxes and insurance     114               84
    Other liabilities                                   273              199
                                                 ----------       ----------
        Total liabilities                        $   78,077       $   76,830

Stockholders' Equity
 Preferred stock - $.01 par value;
 shares authorized - 1,000,000, issued and
 outstanding - none
Common stock - $.01 par value;
 shares authorized - 3,000,000, issued and outstanding
 - 625,586 - 3/31/96; 595,843 - 12/31/95.        $        6       $        6

Additional paid-in capital                            5,037            5,037
 Unrealized gain (loss) on securities available-for-
    Sale, net of applicable deferred income taxes       (26)             (19)
Retained earnings                                     1,655            1,494
                                                 ----------       ----------
    Total stockholders' equity                   $    6,672       $    6,517

    Total liabilities and stockholders' equity   $   84,749       $   83,047
                                                 ==========       ==========

STATEMENTS OF INCOME FOR THE PERIODS ENDED
MARCH 31, 1996 AND 1995 (Unaudited)
(Dollars in thousands, except per share amounts)

                                                  Three         Three
                                                  Months        Months
                                                  Ended         Ended
                                                  3/31/96       3/31/95
                                                 ---------     ---------
Interest income
Interest on mortgage loans                       $  1,191      $  1,155
Interest on other loans                               364           261
Interest on investments                                76            54
                                                 ---------     ---------
    Total interest income                        $  1,631      $  1,470

Interest expense
Interest on deposits                                  781           643
Interest on FHLB advances                              17            51
                                                 ---------     ---------
    Total interest expense                       $    798      $    694

Net interest income                                   833           776
Provision for loan losses                              51            68
                                                 ---------     ---------
Net interest income after provision
    for loan losses                              $    782      $    708

Noninterest income
Service charges on deposit accounts                   101           106
Other non interest income                              78            60
                                                 ---------     ---------
    Total noninterest income                     $    179      $    166

Noninterest expense
Compensation and benefits                             366           338
Occupancy                                             108           104
Data processing                                        39            34
Other noninterest expense                             187           163
                                                 ---------     ---------
    Total noninterest expense                    $    700      $    639

Net income before taxes                               261           235
Income tax expense                                     99            96
                                                 ---------     ---------
    Net income                                   $    162      $    139
                                                 =========     =========

Net income per primary share                     $   0.25      $   0.22
Net income per fully diluted share               $   0.25      $   0.22

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
MARCH 31, 1996 AND 1995 (unaudited)
(Dollars in thousands)

                                               Three months       Three months
                                                  Ended              Ended
                                                 3/31/96            3/31/95
CASH FLOWS FROM OPERATING ACTIVITIES           ------------       ------------
Net income                                     $       162        $       139
Adjustments to reconcile net income to cash
    provided by operating activities:
Depreciation and amortization                           49                 40
Provision for loan losses                               51                 68
Decrease (increase) in interest receivable              (4)               (18)
Decrease (increase) in prepaid expenses &
    other assets                                       (46)               (98)
Increase (decrease) in accrued interest payable         27                  5
Increase (decrease) in accounts payable and
    accrued expenses payable                            72                 45
Increase (decrease) in other liabilities                (4)               (70)
    Total adjustments                                  144                (28)
                                               ------------       ------------
Net cash provided by operating activities      $       306        $       111

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities                        0                  0
Maturities of investment securities                      0                  0
Principal repayments of mortgage-backed securities      98                 41
Purchase of Federal Home Loan Bank/Federal Reserve
    Bank stock and dividends received                 (104)                30
Loans originated or acquired, net                   (1,219)              (782)
Capital expenditures                                   (16)              (106)
Proceeds from sales of real estate owned               205                  4
                                               ------------       ------------
    Net cash used for investing activities     $    (1,035)       $      (817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in noninterest bearing demand accounts        (88)               745
Increases (decrease) in Now, money market and
    Savings accounts                                 1,517             (2,872)
(Increase) decrease in certificates of deposit, net    742              1,747
Proceeds from Federal Home Loan Bank Advances            0              3,500
Repayment of Federal Home Loan Bank Advances        (1,000)            (1,000)
Proceeds from other borrowed money                       0                  0
Repayment of other borrowed money                        0                  0
(Decrease) increase in amounts due to depositories     244               (637)
Increase in advances from borrowers for taxes
     And insurance                                      30                 57
Proceeds from stock options exercised                    0                  0
                                               ------------       ------------
Net cash provided by financing activities      $     1,446        $     1,540
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   717                834
                                               ------------       ------------
CASH EQUIVALENTS, BEGINNING OF PERIOD                5,546              3,378

CASH EQUIVALENTS, END OF PERIOD                $     6,263        $     4,212
                                               ============       ============

NOTES TO FINANCIAL STATEMENTS

1. On October 31, 1995, FirstBank, N.A. ("Bank"), (formerly The Savings Bank of Beaufort County, FSB) reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. ("Company"). As a result of the reorganization, each issued and outstanding share of common stock, $5.00 par value per share, of the Bank was converted into one share of common stock, $.01 par value per share, of the Company. The Company's principal business is its investment in the Bank and, therefore, the assets and liabilities of the Company on a consolidated basis are substantially those of the Bank. The unaudited interim financial statements included in this Form 10-QSB are those of the Company for the periods ended March 31, 1996 and December 31, 1995 and for the Bank alone for the period ended March 31, 1995 because the reorganization was effective as of the close of business on October 31, 1995.

2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1995 appearing in the 1995 Annual Report of FirstBancorporation, Inc. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Primary earnings per share are based on the weighted average number of shares outstanding, giving retroactive effect to stock dividends and the assumed exercise of grants under stock option plans which are exercisable within five years. The number of shares outstanding for prior periods has been restated to give effect to prior stock dividends which should have reduced the exercise price of the stock options. Fully diluted earnings per share assume the exercise of all grants under the incentive stock option plan. Primary and fully diluted earnings per share are based on 656,732 shares and 658,276 shares outstanding respectively for the three months ended March 31, 1996.

4. Loan Commitments - At March 31, 1996, loan commitments consisted of $2,108,350 in adjustable rate residential mortgage loans, $694,400 in fixed rate residential mortgage loans, undisbursed amounts of loans in process of $2,320,678 and unused lines of credit totaling $5,529,000. The Bank s general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At March 31, 1996 commitments from investors to purchase loans originated by the Bank totaled $207,000 with uncovered loans of $487,400.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


During the first three months of the fiscal year the Bank's deposits increased by $2,171,000 These increases funded net loan growth of $1,172,000 and repayment of outstanding Federal Home Loan Bank (FHLB) advances of $1,000,000.

Net income for the three month period ended March 31, 1996 was $162,000, or $.25 per share, as compared to a net income of $139,000, or $.22 per share, for the first quarter of 1995. Interest income for the current quarter was $161,000 greater than that of the prior year's period and is mainly attributable to higher level of average interest earning assets during the current quarter. Interest expense also increased by $104,000 during the current quarter as a result of an increase in average interest bearing liabilities. Net interest income (interest income less interest expense) for the current quarter was $57,000 greater than net interest income for the quarter ended March 31, 1995. The current quarter's provision for loan losses was $17,000 less than that of the prior year's quarter. At March 31, 1996 the Bank's allowance for loan losses totaled $519,000 or .70% of total loans as compared to $470,000 or .65% of total loans at March 31, 1995. The Bank reviews its substandard and non accrual loans at least quarterly to estimate losses and makes an assessment of losses based on historical experience for the balance of the portfolio by loan category. The Bank's loan portfolio is concentrated in lower risk (relative to non-residential mortgage loans), 1-4 residential first mortgage loans which comprise 74% of total loans outstanding. Consumer loans including open ended home equity consumer loans totaled 11% of total loans while other real estate loans totaled 11% and commercial loans totaled 4.1% of loans.

Recent discussions in Congress have focused on the recapitalization of SAIF, the insurance arm of the FDIC that insures the Bank's deposits. A one-time charge to the Bank of 80 to 85 basis points of deposits outstanding appears to be likely. The proposed charge would reduce the capital of the Bank by the amount of the charge, net of related income taxes. On an after-tax basis this assessment would approximate $375,000. As of this date the Bank has no assurance of the certainty or the amount of this assessment.


ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

Asset/Liability management is the process by which the Bank monitors and controls the pricing, mix and maturity of its assets and liabilities. An essential purpose of asset/liability management is to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves managing this mix so that the Bank can meet its demands for cash in a timely manner. The Bank uses a number of tools to manage its liquidity including maintaining adequate current asset levels (particularly cash, cash equivalents and overnight investments), pricing deposits appropriately and ensuring the availability of sources for borrowed funds (primarily from the FHLB). Current assets, including cash and due from accounts and overnight investments increased approximately $716,000 during the quarter. Deposit growth was sufficient during the quarter to fund loan fundings and repay all outstanding FHLB advances. As an additional source of liquidity, the Bank has available borrowing capacity of $11 million at the FHLB-Atlanta to meet future liquidity needs. The interest rates paid on these borrowings are from time to time higher than the rates generally paid to deposit customers. Management sees this capacity as a viable tool in its overall asset/liability strategy of managing pricing and liquidity.

Commitments and anticipated cash outflows, not including undisbursed portions of loans in process, totaled approximately $10,161,000 at March 31, 1996, as compared to $7,249,000 at March 31, 1995.

ASSET AND LIABILITY MANAGEMENT AND INTEREST RATE RISK

The Bank continues to monitor its interest rate risk through policies designed to match the maturities of interest-earning assets and interest-bearing liabilities. One measure of the Bank's interest sensitivity is using a static gap analysis which compares repricing interest-earning assets and interest-bearing liabilities for specific time intervals. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The following table shows the Bank's interest sensitivity position at March 31, 1996.





Interest Sensitivity Position                      Years
March 31, 1996               Year 1     Year 2     3 & 4     Year 5+    Total
                             ------     ------     ------    ------     ------
Interest earning assets
Loans                        42,817     15,009     10,020     6,151     73,997
GNMA MBSs                     1,943         --         --        --      1,943
Overnight and other
  investments                 2,917          0          0       130      3,047
                             ------     ------     ------    ------     ------
Total interest earning
  assets                     47,677     15,009     10,020     6,281     78,987

Interest Bearing Liabilities
Deposits                     44,519      7,069     15,758     2,123     69,469
Borrowings                        0          0          0         0          0
                             ------     ------     ------    ------     ------
Total interest bearing
  liabilities                44,519      7,069     15,758     2,123     69,469

Asset (liability) Gap
  position                    3,158      7,940     (5,738)    4,158      9,518
Cumulative Gap Position       3,158     11,098      5,360     9,518     19,036
Cumulative Gap to Total
  Earning Assets               4.00%     14.05%      6.79%    12.05%


(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.
(2) Now, money market and savings accounts are considered interest-sensitive.
(3) Repricing considerations for regular savings accounts are based on estimated decay rates for the Bank.

As of March 31, 1996 the Bank's interest-earning assets that reprice within one year totaled $47,677,000 while interest-bearing liabilities repricing within one year totaled $44,519,000 This resulted in a positive gap position of $3,158,000 or 4.00% of total interest-earning assets. For the same period last year, the Bank had an asset sensitive position of $620,000 or .85% of interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table is a comparison of the three months ended March 31, 1996 and 1995, and balances at December 31, 1995 regarding yields earned and rates paid.

Average balances and yields earned versus rates paid
Quarter ended March 31, 1996 compared to 1995
(Dollars in thousands)

                            Average         Interest Earned      Annualized
                            Balance            or Paid           Yield/Rate
                                   For the quarter ended March 31,

                           1996     1995     1996     1995     1996     1995
                          ------   ------   ------   ------   ------   ------
Assets
Interest-earning assets
Loans                    $73,301  $69,989  $ 1,555  $ 1,416    8.49%    8.09%
Investments                5,237    3,429       76       54    5.81%    6.30%
 Total earning assets/
    Income earned         78,538   73,418    1,631    1,470    8.31%    8.01%
Non-earning assets         5,389    3,429
                          ------   ------
    Total assets         $83,927  $77,784

Liabilities
Total Deposits           $70,012  $64,800  $   781  $   643    4.47%    3.98%
Borrowings                 1,154    3,125       17       51    5.91%    6.55%
Interest-bearing
  liabilities/expense     71,166   67,925      798      694    4.50%    4.10%
Non-interest-bearing
  liabilities              6,173    3,901
Stockholders' Equity       6,588    5,958
Total liabilities and     ------   ------
  Stockholders' Equity   $83,927  $77,784

Net interest income                        $   833  $   776
Interest Rate Spread                       =======  =======    3.81%    3.91%
Net yield on Average
 interest earning assets                                       4.24%    4.23%


(1) First quarter 1995 figures are for the Bank only.
(2) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest bearing liabilities. Net yield on average interest earning assets is net interest income divided by total interest earning assets.


The decline in interest rate spread was attributable to yields on total earning assets increasing at a slower rate than rates on total deposits and other borrowed funds. Net yield on interest earning assets was approximately the same as the prior year due to a higher level of non interest bearing deposits in the current quarter. The higher net interest income for the period was a result of the higher volume of interest earning assets during the current period.

OTHER INCOME

During the three-month period ended March 31, 1996, total non interest income was $179,000 as compared to $166,000 during the same 1995 period. Other income consists primarily of service charges on deposit accounts of $101,000, rental income from the Bluffton branch of $9,074 and gains on the sale of loans to investors of $32,000 (servicing released premiums and fees allowed as income when a loan is sold to an investor). The increase in other income is primarily attributable to the sale of property previously carried in its Real Estate Owned and Other Foreclosed Property category which totaled $12,000.

OTHER EXPENSES

Other expenses for the periods ended March 31, 1996 and March 31, 1995 are compared and detailed in the table below.
(Dollars in thousands)

                                                   3 Months     3 Months
                                                     Ended        Ended
                                                    3/31/96      3/31/95
                                                   --------     --------
Other Expenses
  Compensation and Benefits                        $   366          338
  Occupancy                                            108          104
  Marketing                                             13           11
  Data Processing                                       39           34
  FDIC Insurance                                        42           39
  Professional Fees                                     24           11
  Supplies and Printing                                 13           17
  Telephone and Postage                                 25           31
  Loan costs deferred                                  (47)         (31)
  Other Expenses                                       104           74
                                                   --------     --------
Total Other Expenses                                   700          639
                                                   ========     ========


     Other expenses increased by 10% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. Compensation and Benefits expense accounted for $30,000 of the total increase. This compensation increase resulted partly from general salary increases and partly from several positions which were replaced after the first quarter of 1995. Other expense for the current period increased by $30,000 which included a $17,000 writeoff of miscellaneous assets during the first quarter of 1996.

CAPITAL RESOURCES

For regulatory purposes, the Bank is required to maintain a minimum of level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the Bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity of the Bank to be reduced below its capital requirements. As of March 31, 1996, the Bank met all of its risk-based capital requirements and met the definition of a well capitalized institution under the OCC's regulation entitled Prompt and Corrective Action. Total Tier 1 risk-based capital was 11.93% and total Risk-based capital was 12.90%.

The table below outlines the capital ratios of the Bank under the capital regulations of the Office of the Comptroller of the Currency and the dollar amounts of capital maintained by the Bank at September 30, 1995.


                                              At  9/30/95
                                              -----------
Total Risk-Based Capital                      $ 7,107,000
Risk-Based Capital/Risk Weighted Assets             12.90%

Tier 1 Risk-Based Capital                     $ 6,588,000
Tier 1 Risk-Based Capital/Risk Weighted
  Assets                                            11.93%

Tangible Equity Capital                       $ 6,588,000
Tangible Equity Capital/Risk Weighted
  Assets                                             7.84%

Total equity for the Company at March 31, 1996 was $6,672,129 or 7.87% of total assets outstanding.

                         PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material legal proceedings pending or settled during the quarter in which the Company or the Bank was a party.

ITEM 2.  CHANGES IN SECURITIES

There were no changes made in the rights of security holders or in the securities of the Company during the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has not issued any instruments of indebtedness which constitute securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by security holders during the quarter ended March 31,1996.

ITEM 5.  OTHER INFORMATION

There were no matters of the registrant which required reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  No exhibits are applicable.
  No reports on Form 8-K were filed during the quarter under report.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FirstBancorporation, Inc.



DATED: May 8, 1996                   /s/James A. Shuford
                                     -------------------------
                                     James A. Shuford, III
                                     Chief Executive Officer



DATED: May 8, 1996                   /s/James L. Pate
                                     -------------------------
                                     James L. Pate, III
                                     Chief Financial Officer