Form 10QSB
period 1996-06-30
FIRSTBANCORPORATION INC
filed 1996-08-14
CIK 1011588

United States
           Securities and Exchange Commission
                WASHINGTON, D.C.   20549


                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED June 30, 1996

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                Commission file number 0-28106

                   FirstBancorporation, Inc.
       (Exact name of registrant as specified in its charter)

         South Carolina                    57-1033905
(State or other jurisdiction            (IRS Employer Identification No.)
incorporation or organization)

1121 Boundary Street P.O. Box 2147, Beaufort, S.C.       29901-2147
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

                  Yes  [X]       No  [ ]

The number of outstanding shares of the issuer's $.01 par value common stock as of August 8, 1996 is 625,586.



                                    1
PAGE

                    INDEX FORM 10-QSB

                          Part I

                                                            Page

Item 1.  Financial Statements and Related Notes----------   3-6
Item 2.  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations -------------------------   7-12

                          Part II

Item 1.  Legal Proceedings ------------------------------   13
Item 2.  Changes in Securities --------------------------   13
Item 3.  Defaults upon Senior Securities ----------------   13
Item 4.  Submission of Matters to a Vote
          of Security Holders ---------------------------   13
Item 5.  Other Information ------------------------------   13
Item 6.  Exhibits and Reports on Form 8-K ---------------   13

         Signatures -------------------------------------   14





                                     2
PAGE

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
BALANCE SHEETS (Unaudited)
(Dollars in thousands)

                                       June 30,     December 31,
                                       1996         1995
                                       --------     --------
ASSETS
Cash and due from overnight deposits   $ 4,493      $ 4,197
Interest bearing overnight deposits      2,596        1,349
Other short-term investment                223          199
Mortgage backed securities               1,833        2,055
Loans                                   79,300       72,755
    Less unearned income                   (41)          (8)
    Less allowance for loan losses        (592)        (470)
        Net loans                       78,667       72,277
Federal Home Loan Bank and Federal
 Reserve Bank Stock                        678          575
Premises and equipment                   1,031        1,036
Accrued interest receivable
    Loans                                  497          490
    Investments                             20            7
Real estate owned-acquired
 through foreclosure                         0          443
Deferred organizational costs              108          109
Other assets                               355          310
                                       --------     --------
    Total assets                       $90,501      $83,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                           $78,668      $74,905
    Federal Home Loan Bank Advances      3,800        1,000
    Amounts due depository
     institutions                          539          238
    Accrued interest payable               106          105
    Advances from borrowers for
     taxes and insurance                   157           84
    Other liabilities                      379          198
        Total liabilities              $83,649      $76,530

Stockholders' Equity Preferred
 stock - $.01 par value;
 shares authorized -  1,000,000,
 issued and outstanding - none
Common stock - $.01 par value;
 shares authorized - 3,000,000,
 issued and outstanding - 625,586
 - 6/30/96; 595,848 - 12/31/95.        $     6      $     6

Additional paid-in capital               5,362        5,037
 Unrealized gain (loss) on securities
  available-for-Sale, net of
  applicable deferred income taxes         (26)         (19)
Retained earnings                        1,510        1,493
    Total stockholders' equity         $ 6,852      $ 6,517

Total liabilities and stockholders'    --------     --------
   equity                              $90,501      $83,047


                                   3
PAGE

STATEMENTS OF INCOME FOR THE PERIODS ENDED
June 30, 1996 and 1995 (Unaudited)
(Dollars in thousands, except per share amounts)

                             Three    Three     Six      Six
                             Months   Months    Months   Months
                             Ended    Ended     Ended    Ended
                            6/30/96  6/30/95   6/30/96  6/30/95
                            -------  -------   -------  -------
Interest income
Interest on mortgage loans  $1,239   $1,196    $2,430   $2,347
Interest on other loans        380      275       744      535
Interest on investments         75       56       151      130
                            -------  -------   -------  -------
    Total interest income    1,694    1,527     3,325    3,012

Interest expense
Interest on deposits           769      726     1,551    1,369
Interest on FHLB advances       26       44        42       95
                            -------  -------   -------  -------
    Total interest expense     795      770     1,593    1,464

Net interest income            899      757     1,732    1,548
Provision for loan losses       51       51       102      119

Net interest income after
provision for loan losses      848      706     1,630    1,429

Non interest income
Service charges on deposit
accounts                       113       99       213      205
Other non interest income       80       70       159      117
                            -------  -------   -------  -------
   Total non interest income   193      169       372      322

Non interest expense
Compensation and benefits      379      344       744      681
Occupancy                      107      111       215      216
Data processing                 38       32        77       66
Other non interest expense     222      179       412      342
                            -------  -------   -------  -------
   Total non interest expense  746      666     1,448    1,305

Net income before taxes        295      209       554      446
Income tax expense             115       70       213      166
                            -------  -------   -------  -------
    Net income              $  180   $  139    $  341   $  280

Net income per primary share $0.27   $ 0.21    $  0.52  $ 0.43
Net income per fully diluted
  share                      $0.27   $ 0.21    $  0.52  $ 0.43

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
June 30, 1996 and 1995 (unaudited)
(Dollars in thousands)
                                             Six         Six
                                             months      months
                                             Ended       Ended
                                             6/30/96     6/30/96
                                             -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $   341     $  280
Adjustments to reconcile net income to
    cash provided by operating activities:
Depreciation and amortization                     89         97
    Provision for loan losses                     102        119
Decrease (increase) in interest receivable       (21)       (36)
Decrease (increase) in prepaid expenses &
    other assets                                 (56)       (78)
Originations of loans sold to investors        3,429      2,190
Proceeds from sales of loans to investors     (3,429)    (2,190)
Increase (decrease) in accrued interest
    payable                                        1          6
Increase (decrease) in accounts payable and
    accrued expenses payable                     (17)        97
Increase (decrease) in other liabilities        (738)      (885)
                                             -------     -------
Net cash provided by operating activities       (299)      (400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities                  0          0
Maturities of investment securities                0          0
Principal repayments of mortgage-backed
    securities                                   206         96
Purchase of Federal Home Loan Bank/Federal
    Reserve Bank stock and dividends
    received                                    (104)      (160)
Loans originated or acquired, net             (6,565)    (3,107)
Capital expenditures                             (68)      (140)
Proceeds from sales of real estate owned         443          4
                                             -------     -------
    Net cash used for investing activities    (6,088)    (3,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in non interest bearing demand
    accounts                                    (642)     3,547
Increases (decrease) in Now, money market
    and Savings accounts                       2,889     (4,636)
(Increase) decrease in certificates of
    deposit, net                               1,509      4,947
Proceeds from Federal Home Loan Bank Advances  9,800      3,500
Repayment of Federal Home Loan Bank Advances  (6,000)    (1,500)
Proceeds from other borrowed money                 0          0
Repayment of other borrowed money                  0          0
(Decrease) increase in amounts due to
     depositories                                301        (83)
Increase in advances from borrowers for taxes
     and insurance                                73         98
Proceeds from stock options exercised              0         25
                                             -------     -------
Net cash provided by financing activities      7,930      5,898
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            1,543      2,191

CASH EQUIVALENTS, BEGINNING OF PERIOD          5,546      3,378
                                             -------     -------
CASH EQUIVALENTS, END OF PERIOD               $7,089     $5,569

NOTES TO FINANCIAL STATEMENTS

1. On October 31, 1995, FirstBank, N.A. ("Bank"), (formerly The Savings Bank of Beaufort County, FSB) reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. ("Company"). As a result of the reorganization, each issued and outstanding share of common stock, $5.00 par value per share, of the Bank was converted into one share of common stock, $.01 par value per share, of the Company. The Company's principal business is its investment in the Bank and, therefore, the assets and liabilities of the Company on a consolidated basis are substantially those of the Bank. The unaudited interim financial statements included in this Form 10-QSB are those of the Company for the periods ended June 30, 1996 and December 31, 1995 and for the Bank alone for the period ended June 30, 1995 because the reorganization was effective as of the close of business on October 31, 1995.

2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1995 appearing in the 1995 Annual Report of FirstBancorporation, Inc. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Primary earnings per share are based on the weighted average number of shares outstanding, giving retroactive effect to stock dividends and the assumed exercise of grants under stock option plans which are exercisable within five years. The number of shares outstanding for prior periods has been restated to give effect to prior stock dividends which should have reduced the exercise price of the stock options. Fully diluted earnings per share assume the exercise of all grants under the incentive stock option plan. Primary and fully diluted earnings per share are based on 656,732 shares and 658,276 shares outstanding respectively for the six months ended June 30, 1996.

4. Loan Commitments - At June 30, 1996, loan commitments consisted of $1,213,000 in adjustable rate residential mortgage loans, $834,000 in fixed rate residential mortgage loans, undisbursed amounts of loans in process of $2,947,000 and unused lines of credit totaling $5,976,000. The Bank's general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At June 30, 1996, all fixed rate residential loan commitments were covered by commitments from investors for sale.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.


                                          6
PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the first six months of the 1996 year, total assets grew by $7,454,000 to $90,501,000. During this period, the Bank's deposits increased by $3,763,000 and its Federal Home Loan Bank advances increased by $2,800,000. These sources funded net loan growth of $6,390,000. Real estate owned-acquired through foreclosure declined to $0 at June 30, 1996 from $446,000 at the beginning of the year as the Bank was able to liquidate all properties acquired through foreclosure.

     Net income for the three month period ended June 30, 1996 was $180,000, or $.27 per share, as compared to a net income of $139,000, or $.21 per share, for the second quarter of 1995. Interest income for the current quarter was $167,000 greater than that of the prior year's period and is attributable to higher yields and volumes on interest earning assets during the current quarter. Interest expense increased by $25,000 during the current quarter as average interest bearing liabilities increased by $5,070,000. The higher volume was partially offset by a lower rate paid on interest bearing liabilities during the current quarter. Net interest income (interest income less interest expense) for the current quarter was $142,000 greater than net interest income for the quarter ended June 30, 1995. The Bank provided $51,000 in provision for loan losses during each of the two quarters. At June 30, 1996 the Bank's allowance for loan losses totaled $592,000 or .74% of total loans as compared to $470,000 or .65% of total loans at December 31, 1995. The Bank reviews its substandard and non accrual loans at least quarterly to estimate losses and makes an assessment of losses based on historical experience for the balance of the portfolio by loan category. The Bank's loan portfolio is concentrated in lower risk (relative to non-residential mortgage loans) 1-4 residential first mortgage loans. Such loans comprise 74% of total loans outstanding at June 30, 1996. Consumer loans, including open ended home equity consumer loans, totaled 11% of total loans while other real estate loans totaled 11% and commercial loans totaled 4% of loans at June 30, 1996.

     Net income for the six months ended June 30, 1996 was $341,000, or $.52 per share, as compared to net income of $280,000 for the six month period ending June 30, 1995. This increase was primarily attributable to an increase in net interest income of $201,000 during the current year, a decline in loan loss provision of $17,000 and an increase in non interest income of $50,000. These increases were offset by an increase in non interest expense of $143,000 and a higher tax provision of $50,000. The increase in net interest income resulted from a combination of higher net interest rate spreads and increased outstanding loan volumes. Management reduced its provision for loans losses during the first six months of 1996 primarily as a result of recent net recoveries to its allowance for loan losses totaling $20,000 for the six month period ending June 30, 1996. In management's opinion, allowances for loan losses are adequate to cover current estimated losses as of June 30, 1996. Provision for taxes increased as net income before taxes increased during the current year.

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

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

     Asset/Liability management is the process by which the Bank monitors and controls the pricing, mix and maturity of its assets and liabilities. An essential purpose of asset/liability management is to ensure adequate liquidity and to maintain an


                                    7
PAGE
appropriate balance between interest sensitive assets and liabilities. Liquidity management involves managing this mix so that the Bank can meet its demands for cash in a timely manner. The Bank uses a number of tools to manage its liquidity including maintaining adequate current asset levels (particularly cash, cash equivalents and overnight investments), pricing deposits appropriately and ensuring the availability of sources for borrowed funds (primarily from the FHLB). Current assets, including cash and due from accounts and overnight investments increased approximately $1,543,000 during the year to date. Deposit growth of $3,763,000 along with increases in FHLB advances of $2,800,000 funded loan growth and current asset increases. The Bank has total credit lines of $11 million at the FHLB-Atlanta which assist in meeting liquidity needs. The interest rates paid on these borrowings are from time to time higher than the rates generally paid to deposit customers. Management sees this capacity as a viable tool in its overall asset/liability strategy of managing pricing and liquidity.

     Commitments and anticipated cash outflows, not including undisbursed portions of loans in process, totaled approximately $11,456,000 at June 30, 1996, as compared to $5,076,000 at June 30, 1995. See Note 4 for additional information.

     The Bank continues to monitor its interest rate risk through policies designed to match the maturities of interest-earning assets and interest-bearing liabilities. One measure of the Bank's interest sensitivity is using a static gap analysis which compares repricing interest-earning assets and interest-bearing liabilities for specific time intervals. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The following table shows the Bank's interest sensitivity position at June 30, 1996.

Interest Sensitivity Position
June 30, 1996                                       Years 3
                                   Year 1   Year 2    and 4   Year 5+   Total
                                   ------   ------   ------   ------    ------
Interest earning assets
Loans                              46,354   13,365   10,591    8,990    79,300
GNMA MBSs                           1,833                                1,833
Overnight and other investments     3,261        0        0      130     3,391
                                   ------   ------   ------   ------    ------
Total interest earning assets      51,448   13,365   10,591    9,120    84,524

Interest Bearing Liabilities
Deposits                           50,019    8,336    9,428    2,535    70,317
FHLB Borrowings                     2,000      500        0      500     3,800
                                   ------   ------   ------   ------    ------
Total interest bearing liabilities 52,819    8,836    9,428    3,035    74,117

Asset (liability) Gap position     (1,371)   4,529    1,164    6,085    10,407
Cumulative Gap Position            (1,371)   3,158    4,322   10,407
Cumulative Gap to Total Earning    ------   ------   ------   ------
    Assets                          (1.62%)   3.74%    5.12%   12.28%


(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.
(2) Now, money market and savings accounts are considered interest-sensitive.
(3) Repricing considerations for regular savings accounts are based on estimated decay rates for the Bank.


                                    8
PAGE

     As of June 30, 1996 the Bank's interest-earning assets that reprice within one year totaled $51,448,000 while interest-bearing liabilities repricing within one year totaled $52,819,000 This resulted in a negative gap position of $1,371,000 or (1.62%) of total interest-earning assets.







                                    9
PAGE

YIELDS EARNED AND RATES PAID

     The following table is a comparison of the three months ended June 30, 1996 and 1995. Second quarter 1995 figures are for the Bank only.

Average balances and yields earned versus rates paid
Quarter ended June 30, 1996 compared to 1995
(Dollars in thousands)

                             Average         Interest Earned    Annualized
                             Balance           or Paid          Yield/Rate
                                       For the quarter ended June 30,
                            1996     1995    1996     1995    1996     1995
                           ------   ------  ------   ------  ------   ------
Assets
Interest-earning assets
Loans                     $76,460  $70,938  $1,619   $1,471    8.47%    8.29%
Investments                 4,499    3,950      75       56    6.67%    5.67%
 Total earning assets/     ------   ------  ------   ------  ------   ------
    Income earned          80,959   74,888   1,694    1,527    8.37%    8.16%

Non-earning assets          6,001    5,462
    Total assets          $86,960  $80,350

Liabilities
Interest Bearing Deposits $71,505  $65,322  $  769   $  726    4.30%    4.45%
Borrowings                  1,779    2,892      26       44    5.85%    6.09%
Interest-bearing           ------   ------  ------   ------  ------   ------
liabilities/expense        73,284   68,214     795      770    4.34%    4.52%
Non-interest-bearing
liabilities                 6,944    6,026
Stockholders' Equity        6,732    6,110
Total liabilities and
  Stockholders' Equity    $86,960  $80,350

Net interest income (1)                     $  899   $  757
Interest Rate Spread (1)                                         4.03%  3.64%
Net yield on Average
interest earning assets (1)                                      4.44%  4.04%

(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest bearing liabilities. Net yield on average interest earning assets is net interest income divided by total interest earning assets.

     Net interest income increased by $142,000 during the current year's quarter as a result of the combined effects of a greater net interest rate spread and a higher volume of interest earning assets. Yield on interest earning assets increased by .21% during the current year's quarter and interest bearing liabilities decreased by .18% resulting in and increase in the net interest rate spread of .39% over the same period last year. Total interest earning assets increased by $6,610,000 while interest bearing liabilities increased by $5,070,000 from second quarter 1995.


                                        10
PAGE

OTHER INCOME

  During the three month period ended June 30, 1996, total non interest income was $193,000 as compared to $169,000 during the same 1995 period. Non interest income in the current quarter consisted primarily of service charges on deposit accounts of $112,000, rental income from the Bluffton branch of $14,000 and gains on the sale of loans to investors of $20,000 (servicing released premiums and fees allowed as income when a loan is sold to an investor). The increase in other income is primarily attributable to a gain of $20,000 from the sale of property previously carried as Real Estate Owned and Other Foreclosed Property category. For the year to date, total non interest income totaled $372,000 while the prior year to date total was $322,000. Deposit account service charges increased by $8,000 as a result of increased outstandings. Other non interest income was higher by $42,000 primarily because of gains of the sales of properties in the "Other real estate" account which totaled $32,000 during the first six months of 1996.

OTHER EXPENSES

Other non interest expenses for the periods ended June 30, 1996 and June 30, 1995 are compared and detailed in the table below.
(Dollars in thousands)

                   3 Months    3 Months   6 Months   6 Months
                   Ended       Ended      Ended      Ended
                   6/30/96     6/30/95    6/30/96    6/30/95
                   -------     -------    -------    -------
Other Expenses
  Compensation
   and Benefits    $ 379         344         744        652
  Occupancy          107         111         215        216
  Marketing           16          13          29         24
  Data Processing     38          32          77         66
  FDIC Insurance      42          39          84         78
  Professional Fees   31          16          57         27
  Supplies and
   Printing           19          19          32         38
  Telephone and
   Postage            25          27          49         53
  Loan costs
   deferred          (35)        (39)        (82)       (69)
  Other Expenses     124         103         243        220
                   -------     -------    -------    -------
Total Other Expenses 746         665       1,448      1,305

     Other expenses increased by 12% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. Compensation and Benefits expense accounted for $35,000 of the total increase resulting from general salary increases and new staff additions. Professional fees were higher during the quarter because of increases legal fees. Data processing fees were higher because of increases in transaction account activity. Miscellaneous increases in other categories accounted for the remaining increase over the prior year's quarter. For the year to date, total Other expenses increased by $144,000 with compensation expense accounting for $92,000 of the increase. General salary increases and new staff additions accounted for the increase. Data processing expenses increased by $11,000 because of increased accounts. Professional fees increased by $30,000 as a result of increased legal fees and for consultant fees. Consultant fee expense resulted from outsourcing quality control and compliance related functions.

CAPITAL RESOURCES

For regulatory purposes, the Bank is required to maintain a minimum of level of capital based upon the risk related composition of its loan portfolio. This risk-based capital


                                    11
PAGE
requirement requires that the Bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity of the Bank to be reduced below its capital requirements. As of June 30, 1996, the Bank met all of its risk-based capital requirements and met the definition of a "well capitalized institution" under the OCC's regulation entitled Prompt and Corrective Action. Total Tier 1 risk-based capital was 11.42% and total Risk-based capital was 12.40%.

The table below outlines the capital ratios of the Bank under the capital regulations of the Office of the Comptroller of the Currency and the dollar amounts of capital maintained by the Bank at June 30, 1996.

                                             At 6/30/96
Total Risk-Based Capital                     $ 7,529,000
Risk-Based Capital/Risk Weighted Assets           12.40%

Tier 1 Risk-Based Capital                    $ 6,937,000
Tier 1 Risk-Based Capital/Risk Weighted
     Assets                                       11.42%

Tangible Equity Capital                      $ 6,694,000
Tangible Equity Capital/Total Assets
     Assets                                        7.40%

Total equity for the Company at June 30, 1996 was $6,852,000 or 7.57% of total assets outstanding.




                                     12
PAGE

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual shareholders meeting held on April 25, 1996 shareholders approved the election of directors of the Holding Company and ratification of the adoption of the FirstBancorporation, Inc. 1996 Stock Option Plan. Richard
L. Gray, Robert A Kerr, William C. Robinson and James A. Shuford, III were elected for a one-year term; Colden R. Battey, Jr., Russell L. Jeter and James
D. Neighbors were elected for a two-year term; and Laurance H. Davis, Jr., Jerry H. Reeves, III and Carson R. Rentz were elected for a three-year term. The 1996 Stock Option Plan was ratified by a vote of 361,412 for, 3,275 against, and 6,274 abstain.

ITEM 5.  OTHER INFORMATION

There were no matters of the registrant which required reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  No exhibits are applicable.
  No reports on Form 8-K were filed during the quarter under report.



                                    13
PAGE

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FirstBancorporation, Inc.

DATED: August 8, 1996             /s/James A. Shuford, III
                                  James A. Shuford, III
                                  Chief Executive Officer



DATED: August 8, 1996             /s/James L. Pate, III
                                  James L. Pate, III
                                  Chief Financial Officer