Form 10QSB
period 1996-09-30
FIRSTBANCORPORATION INC
filed 1996-11-14
CIK 1011588

United States
                       Securities and Exchange Commission
                            WASHINGTON, D.C.   20549


                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                        Commission file number 0-28106

                           FirstBancorporation, Inc.
                           -------------------------
             (Exact name of registrant as specified in its charter)

   South Carolina                          57-1033905
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

   1121 Boundary Street P.O. Box 2147, Beaufort, S.C.      29901-2147
  (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code     803-521-5600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ X ]      No  [  ]


The number of outstanding shares of the issuer's $.01 par value common stock as of November 8, 1996 is 627,587.

                             INDEX FORM 10-QSB

                                    Part I
                                                                  Page
       Item 1.  Financial Statements and Related Notes----------  3-6
       Item 2.  Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations ---------------------------7-11

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

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
BALANCE SHEETS (Unaudited)
(Dollars in thousands)

                                                   September 30,  December 31,
                                                      1996           1995
                                                    --------       --------
ASSETS
Cash and due from overnight deposits                 $ 4,028        $ 4,197
Interest bearing overnight deposits                      877          1,349
Other short-term investment                              224            199
Mortgage backed securities                             1,762          2,055
Loans                                                 80,040         72,755
    Less unearned income                                 (70)            (8)
    Less allowance for loan losses                      (618)          (470)
                                                    --------       --------
        Net loans                                     79,353         72,277
Federal Home Loan bank and Federal Reserve Bank Stock    678            575
Premises and equipment                                 1,045          1,036
Accrued interest receivable
    Loans                                                497            490
    Investments                                           19              7
Real estate owned-acquired through foreclosure            17            443
Deferred organizational costs                            106            109
Other assets                                             329            310
                                                    --------       --------
    Total assets                                     $88,934        $83,047


LIABILITIES AND STOCKHOLDERS  EQUITY
Liabilities
    Deposits                                         $76,392        $74,905
    Federal Home Loan Bank Advances                    4,550          1,000
    Amounts due depository institutions                  287            238
    Accrued interest payable                             150            105
    Advances from borrowers for taxes and insurance      187             84
    Other liabilities                                    570            198
                                                    --------       --------
        Total liabilities                            $82,136        $76,530

Stockholders  Equity
 Preferred stock-$.01 par value; shares authorized-
  1,000,000, issued and outstanding - none
Common stock-$.01 par value; shares authorized-
  3,000,000, issued and outstanding-627,587-9/30/96;
  595,848-12/31/95.                                  $     6              6

Additional paid-in capital                             5,380          5,037
 Unrealized gain (loss) on securities available-for-
    Sale, net of applicable deferred income taxes        (21)          (19)
Retained earnings                                      1,433         1,493
                                                    --------       --------
    Total stockholders  equity                       $ 6,798       $ 6,517
                                                    --------       --------
    Total liabilities and stockholders' equity       $88,934       $83,047

STATEMENTS OF INCOME FOR THE PERIODS ENDED
September 30, 1996 and 1995 (Unaudited)
(Dollars in thousands, except per share amounts)

                                     Three      Three      Nine       Nine
                                     Months     Months     Months     Months
                                     Ended      Ended      Ended      Ended
                                     9/30/96    9/30/95    9/30/96    9/30/95
                                     -------    -------    -------    -------
Interest income
Interest on mortgage loans            $1,287     $1,281     $3,717     $3,628
Interest on other loans                  416        284      1,160        819
Interest on investments                   70         69        221        199
                                     -------    -------    -------    -------
    Total interest income              1,773      1,634      5,098      4,646

Interest expense
Interest on deposits                     777        784      2,324      2,153
Interest on FHLB advances                 59         34        102        129
                                     -------    -------    -------    -------
    Total interest expense               836        818      2,426      2,282

Net interest income                      937        816      2,672      2,364
Provision for loan losses                 30         51        132        170
                                     -------    -------    -------    -------
Net interest income after provision
  for loan losses                        907        765      2,540      2,194

Non interest income
Service charges on deposit accounts      122        105        327        311
Other non interest income                 68         60        232        177
                                     -------    -------    -------    -------
   Total non interest income             190        165        559        488

Non interest expense
Compensation and benefits                399        400      1,136      1,082
Occupancy                                108        114        323        330
Data processing                           39         34        116        100
Other non interest expense               659        177      1,078        518
                                     -------    -------    -------    -------
    Total non interest expense         1,205        725      2,653      2,030

Net income (loss) before taxes          (108)       205        446        652
Income tax expense                       (32)        81        181        248
                                     -------    -------    -------    -------
    Net income (loss)                 $  (76)       124        265        404

Net income (loss) per primary share   $ (.12)      0.19       0.40       0.62
Net income (loss) per fully
  diluted share                       $ (.12)      0.19       0.40       0.62

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
September 30, 1996 and 1995 (unaudited)
(Dollars in thousands)

                                                    Nine months    Nine months
                                                    Ended          Ended
                                                    9/30/96        9/30/95
                                                    -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   265        $   404
Adjustments to reconcile net income to cash
    provided by operating activities:
Depreciation and amortization                           136            119
Provision for loan losses                               132            170
Decrease(increase) in interest receivable               (19)           (73)
Decrease(increase) in prepaid expenses & other assets    38            483
Originations of loans sold to investors               5,493          3,549
Proceeds from sales of loans to investors            (5,493)        (3,549)
Increase (decrease) in accrued interest payable          46             21
Increase (decrease) in accounts payable and
    accrued expenses payable                            310             10
Increase (decrease) in other liabilities               (968)           117
                                                    -------        -------
Net cash provided by operating activities               (60)           285


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities                       (24)             0
Maturities of investment securities                       0              0
Principal repayments of mortgage-backed securities      282            172
Purchase of Federal Home Loan Bank/Federal Reserve
    Bank stock and dividends received                   (70)          (161)
Loans originated or acquired, net                    (7,316)        (2,810)
Capital expenditures                                   (130)           (86)
Proceeds from sales of fixed assets                       0              9
Proceeds from sales of real estate owned                443              0
                                                    -------        -------
    Net cash used for investing activities           (6,815)        (2,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in non interest bearing demand accounts        658          2,248
Increases (decrease) in Now, money market and
    Savings accounts                                    822         (4,204)
(Increase) decrease in certificates of deposit, net      33          6,552
Proceeds from Federal Home Loan Bank Advances        10,500          9,750
Repayment of Federal Home Loan Bank Advances         (5,950)        (7,750)
Proceeds from other borrowed money                        0              0
Repayment of other borrowed money                         0              0
(Decrease) increase in amounts due to depositories       49           (689)
Increase in advances from borrowers for taxes
     And insurance                                      104            146
Proceeds from stock options exercised                    18            115
                                                    -------        -------
Net cash provided by financing activities             6,234          6,168
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   (641)         3,577
                                                    -------        -------
CASH EQUIVALENTS, BEGINNING OF PERIOD                 5,546          3,378

CASH EQUIVALENTS, END OF PERIOD                      $4,905        $ 6,955

NOTES TO FINANCIAL STATEMENTS

1. On October 31, 1995, FirstBank, N.A. ("Bank"), (formerly The Savings Bank of Beaufort County, FSB) reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. ("Company"). As a result of the reorganization, each issued and outstanding share of common stock, $5.00 par value per share, of the Bank was converted into one share of common stock, $.01 par value per share, of the Company. The Company's principal business is its investment in the Bank and, therefore, the assets and liabilities of the Company on a consolidated basis are substantially those of the Bank. The unaudited interim financial statements included in this Form 10-QSB are those of the Company for the periods ended September 30, 1996 and December 31, 1995 and for the Bank alone for the period ended September 30, 1995 because the reorganization was effective as of the close of business on October 31, 1995.

2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1995 appearing in the 1995 Annual Report of FirstBancorporation, Inc. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Primary earnings per share are based on the weighted average number of shares outstanding, giving retroactive effect to stock dividends and the assumed exercise of grants under stock option plans which are exercisable within five years. The number of shares outstanding for prior periods has been restated to give effect to prior stock dividends which should have reduced the exercise price of the stock options. Fully diluted earnings per share assume the exercise of all grants under the incentive stock option plan. Primary and fully diluted earnings per share are based on 657,003 shares and 658,343 shares outstanding respectively for the nine months ended September 30, 1996.

4. Loan Commitments - At September 30, 1996, loan commitments consisted of $2,633,000 in adjustable rate residential mortgage loans, $423,000 in fixed rate residential mortgage loans, undisbursed amounts of loans in process of $4,184,000 and unused lines of credit totaling $6,090,000. The Bank s general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At September 30, 1996, all fixed rate residential loan commitments were covered by commitments from investors for sale.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     During the first nine months of the 1996 year, total assets grew by $5,886,000 to $88,934,000. During this period, the Bank's deposits increased by $1,513,000 and its Federal Home Loan Bank advances increased by $3,550,000. These sources and current assets in the form of cash and short term investments funded net loan growth of $7,077,000. Real estate owned-acquired through foreclosure declined to $17,000 at September 30, 1996 from $443,000 at the beginning of the year. During the year, the Bank liquidated all properties held as of December 31, 1995 and recognized gains of $32,000 on the sales. In the third quarter two unimproved lots were acquired through foreclosure totaling $17,000.

     The Company had a net loss for the three month period ended September 30, 1996 of $76,000, or $.12 per share, as compared to a net income of $124,000, or $.19 per share, for the third quarter of 1995. The net loss for the quarter resulted from the one-time, SAIF/FDIC assessment of $445,000 (pre-tax) charged in the third quarter for 1996. Interest income for the current quarter was $139,000 greater than that of the prior year's period and is attributable to higher yields and volumes on interest earning assets during the current quarter. Interest expense increased by $18,000 during the current quarter as average interest bearing liabilities increased by $5,964,000. The higher volume was partially offset by a lower rate paid on interest bearing liabilities during the current quarter. Net interest income (interest income less interest expense) for the current quarter was $121,000 greater than net interest income for the quarter ended September 30, 1995. The Bank provided $30,000 in provision for loan losses during the current quarter as compared to $51,000 during the third quarter of 1995. At September 30, 1996 the Bank's allowance for loan losses totaled $618,000 or .77% of total loans as compared to $470,000 or .65% of total loans at December 31, 1995. The Bank reviews its substandard and non accrual loans at least quarterly to estimate losses and makes an assessment of losses based on historical experience and its assessment of future economic conditions for the balance of the portfolio by loan category. The Bank's loan portfolio is concentrated in lower risk (relative to non-residential mortgage loans) 1-4 residential first mortgage loans. Such loans comprise 74% of total loans outstanding at September 30, 1996. Consumer loans, including open ended home equity consumer loans, totaled 11% of total loans while other real estate loans totaled 12% and commercial loans totaled 4% of loans at September 30, 1996.

     Net income for the nine months ended September 30, 1996 was $265,000, or $.40 per share, as compared to net income of $404,000 or $.62 per share for the nine month period ending September 30, 1995. This decrease was primarily attributable to the SAIF/FDIC one-time, pre-tax assessment of $445,000 which was charged in the third quarter of 1996. This was offset by an increase in net interest income of $308,000 during the current year, a decline in loan loss provision of $38,000, an increase in non interest income of $71,000 and a decline in the tax provision of $67,000. These increases were offset by an increase in non interest expense (excluding the SAIF/FDIC assessment) of $178,000. The increase in net interest income resulted from a combination of higher net interest rate spreads and increased outstanding loan volumes. Management reduced its provision for loan losses during the first nine months of 1996 primarily as a result of current year net recoveries to its allowance for loan losses totaling $16,000 for the nine month period ending September 30, 1996. In management s opinion, allowances for loan losses are adequate to cover current estimated losses as of September 30, 1996. Provision for taxes declined as a result of the tax benefit associated with the SAIF/FDIC assessment.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

     Asset/Liability management is the process by which the Bank monitors and controls the pricing, mix and maturity of its assets and liabilities. An essential purpose of asset/liability management is to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves managing this mix so that the Bank can meet its demands for cash in a timely manner. The Bank uses a number of tools to manage its liquidity including maintaining adequate current asset levels (particularly cash, cash equivalents and overnight investments), pricing deposits appropriately and ensuring the availability of sources for borrowed funds (primarily from the FHLB). Current assets, including cash and due from accounts and overnight investments decreased approximately $616,000 during the year to date. Deposit growth of $1,513,000 along with increases in FHLB advances of $3,550,000 funded loan growth. At September 30, 1996, the Bank had total credit lines of $11 million at the FHLB-Atlanta to assist in meeting liquidity needs. The interest rates paid on these borrowings are from time to time higher than the rates generally paid to deposit customers. Management sees this capacity as a tool in its overall asset/liability strategy of managing pricing and liquidity.

     Commitments and anticipated cash outflows, not including undisbursed portions of loans in process, totaled approximately $9,146,000 at September 30, 1996, as compared to $7,719,000 at September 30, 1995. See Note 4 for additional information.

     The Bank continues to monitor its interest rate risk through policies designed to match the maturities of interest-earning assets and interest-bearing liabilities. One measure of the Bank's interest sensitivity is using a static gap analysis which compares repricing interest-earning assets and interest-bearing liabilities for specific time intervals. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The following table shows the Bank s interest sensitivity position at September 30, 1996.


Interest Sensitivity Position
September 30, 1996                  Year 1   Year 2   Years 3  Year 5+  Total
                                                       and 4
                                    ------   ------   -------  -------  ------
Interest earning assets
Loans                              $47,158  $11,779   $11,263   $9,840 $80,040
GNMA MBSs                            1,762        0         0        0   1,762
Overnight and other investments      1,648        0         0      130   1,778
                                    ------   ------   -------  -------  ------
Total interest earning assets       50,568  $11,779   $11,263   $9,970 $83,580

Interest Bearing Liabilities
Deposits                            49,144    8,719     9,728    1,235  68,826
FHLB Borrowings                      3,550      500       500        0   4,550
                                    ------   ------   -------  -------  ------
Total interest bearing liabilities  52,694    9,219    10,228    1,235  73,376

Asset (liability) Gap position     ($2,126)  $2,560    $1,035   $8,735 $10,204
Cumulative Gap Position            ($2,126)  $  434    $1,469  $10,204
Cumulative Gap to Total Earning
    Assets                          (2.54%)    .52%     1.76%   12.21%

(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.
(2) NOW, money market and savings accounts are considered interest-sensitive.
(3) Repricing considerations for regular savings accounts are based on estimated decay rates for the Bank.

     As of September 30, 1996, the Bank's interest-earning assets that reprice within one year totaled $50,568,000 while interest-bearing liabilities repricing within one year totaled $52,694,000 This resulted in a negative gap position of $2,126,000 or (2.54%) of total interest-earning assets.

YIELDS EARNED AND RATES PAID

     The following table is a comparison of the three months ended September 30, 1996 and 1995. Third quarter 1995 figures are for the Bank only.

Average balances and yields earned versus rates paid
Quarter ended September 30, 1996 compared to 1995
(Dollars in thousands)

                              Average         Interest Earned   Annualized
                              Balance           or Paid         Yield/Rate
                                    For the quarter ended September 30,
                            1996     1995     1996     1995     1996     1995
                           ------   ------   ------   ------   ------   ------
Assets
Interest-earning assets
Loans                     $79,765  $72,625   $1,703   $1,565    8.54%    8.62%
Investments                 4,116    4,455       70       69    6.80%    6.20%
                           ------   ------   ------   ------   ------   ------
 Total earning assets/
    Income earned          83,881   77,080    1,773    1,634    8.45%    8.48%
Non-earning assets          5,384    4,818
                           ------   ------
    Total assets          $89,265  $81,898

Liabilities
Total Deposits            $77,340  $73,201      777      784    4.02%    4.28%
Borrowings                  4,012    2,187       59       34    5.88%    6.22%
Total Deposits and         ------   ------   ------   ------   ------   ------
  Borrowings/expense       81,352   75,388      836      818    4.11%    4.34%
Non-interest-bearing
  Liabilities               1,089      398
Stockholders  Equity        6,824    6,112
Total Liabilities and      ------   ------
  Stockholders  Equity    $89,265  $81,898

Net interest income                            $937     $816
Interest Rate Spread (1)                                        4.34%    4.14%
Net yield on average
 interest earning assets (1)                                    4.47%    4.23%


(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest bearing liabilities. Net yield on average interest earning assets is net interest income divided by total interest earning assets.

     Net interest income increased by $121,000 during the current year's quarter as a result of the combined effects of a greater net interest rate spread and a higher volume of interest earning assets. Yield on interest earning assets declined by .03% during the current year s quarter and interest bearing liabilities decreased by .23% resulting in an increase in the net interest rate spread of .20% over the same period last year. Total interest earning assets increased by $7,367,000 while interest bearing liabilities increased by $5,964,000 from third quarter 1995.


NON INTEREST INCOME

  During the three month period ended September 30, 1996, total non interest income was $190,000 as compared to $165,000 during the same 1995 period. Non interest income in the current quarter consisted primarily of service charges on deposit accounts of $122,000 as compared to $105,000 in the third quarter of 1995. Third quarter rental income from the Bluffton branch was $11,000 in both 1996 and 1995. Gains on the sale of loans to investors (servicing released premiums and fees allowed as income when a loan is sold to an investor) were $32,000 in the third quarter of 1996 versus $29,000 in the third quarter of 1995. For the year to date, total non interest income totaled $559,000 while the prior year to date total was $488,000. Deposit account service charges increased by $16,000 from $311,000 to $327,000 as a result of increased outstandings. Other non interest income was higher by $55,000 primarily because of gains on the sales of foreclosed properties which totaled $32,0000 during the first nine months of 1996 versus $0 for the same period of 1995; and Gains on the sale of loans to investors which increased by $10,000 in the first nine months of 1996 from $81,000 to $91,000.


NON INTEREST EXPENSES

Other non interest expenses for the periods ended September 30, 1996 and September 30, 1995 are compared and detailed in the table below.
(Dollars in thousands)

                                   3 Months   3 Months   9 Months   9 Months
                                    Ended      Ended      Ended      Ended
                                   9/30/96    9/30/95    9/30/96    9/30/95
                                   -------    -------    -------    -------
Other Expenses
  Compensation and Benefits        $   399        400      1,136      1,082
  Occupancy                            108        114        323        330
  Marketing                             18         14         47         37
  Data Processing                       39         34        116        100
  FDIC Insurance                       489         39        573        117
  Professional Fees                     20         14         83         50
  Supplies and Printing                 19         30         51         67
  Telephone and Postage                 28         26         77         78
  Loan costs deferred                  (31)       (48)      (113)      (118)
  Other Misc. Expenses                 116        102        360        287
                                   -------    -------    -------    -------
Total Other Expenses                 1,205        725      2,653      2,030
                                   =======    =======    =======    =======

     Other non interest expenses increased by 65% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. During the current period the Bank charged to expense a one-time FDIC/SAIF special assessment of $445,000. Excluding this assessment, other non interest expenses increased by $31,000 or 4.3% over the same third quarter of 1995. Professional fees were higher during the quarter because of increases in audit and compliance fees. Data processing fees were higher because of increases in transaction account activity. Occupancy expense was lower due to lower furniture, fixtures and equipment depreciation expense and lower utilities expense. For the year to date, other non interest expenses increased by $623,000 including the third quarter FDIC/SAIF assessment. Excluding the FDIC/SAIF assessment, other non interest expenses increased $178,000. Compensation expense accounted for $54,000 as a result of general salary increases and new staff additions. Data processing expenses increased by $16,000 because of the increased number of accounts serviced. Professional fees increased by $33,000 as a result of increased legal and consultant fees. Consultant fee expense resulted from outsourcing quality control and compliance related functions.

CAPITAL RESOURCES

For regulatory purposes, the Bank is required to maintain a minimum of level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the Bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity of the Bank to be reduced below its capital requirements. As of September 30, 1996, the Bank met all of its risk-based capital requirements and met the definition of a well capitalized institution under the OCC s regulation entitled Prompt and Corrective Action. Total Tier 1 risk-based capital was 11.31% and total risk-based capital was 12.36%.

The table below outlines the capital ratios of the Bank under the capital regulations of the Office of the Comptroller of the Currency and the dollar amounts of capital maintained by the Bank at September 30, 1996.


                                           At  9/30/96
                                           -----------
Total Risk-Based Capital                   $ 7,267,000
Risk-Based Capital/Risk Weighted Assets         12.36%

Tier 1 Risk-Based Capital                  $ 6,649,000
Tier 1 Risk-Based Capital/Risk Weighted
     Assets                                     11.31%

Tangible Equity Capital                    $ 6,649,000
Tangible Equity Capital/Total Assets             7.48%


Total equity for the Company at September 30, 1996 was $6,798,000 or 7.64% of total assets outstanding.

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

There were no matters submitted to a vote by security holders during the quarter.

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

              FirstBancorporation, Inc.



DATED: November 11, 1996             /s/James A. Shuford, III
                                     -------------------------
                                     James A. Shuford, III
                                     Chief Executive Officer



DATED: November 11, 1996             /s/James L. Pate, III
                                     ----------------------
                                     James L. Pate, III
                                     Chief Financial Officer