Form 10KSB40
period 1996-12-31
FIRSTBANCORPORATION INC
filed 1997-03-31
CIK 1011588

United Sates
                     Securities and Exchange Commission
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                          -----------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

                        Commission file number 0-28106

                           FirstBancorporation, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

       South Carolina                                57-1033905
--------------------------------           ----------------------------
(State or other jurisdiction of            (IRS Employer Identification
  incorporation or organization)           No.)

     1121 Boundary Street P.O. Box 2147, Beaufort, S.C.       29901-2147
     --------------------------------------------------       ----------
           (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code:    803-521-5600
                                                            ------------
       Securities registered pursuant to Section 12(b) of the Act

                                 None

       Securities registered pursuant to Section 12(g) of the Act

                 Common Stock, par value $.01 per share
                 --------------------------------------
                           (Title of Class)
                     Authorized 2,000,000 shares
                 Issued and Outstanding 627,587 shares


Check whether the registrant (1)filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes            No   X
                      -----          -----
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


Revenues for its most recent fiscal year: $7,656,918.
                                          ----------

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price of recent private trades was approximately $8,158,631 (627,587 shares) as of February 15, 1997. This is evidenced by a limited number of trades of said stock during the period of January 1, 1997 to February 15, 1997. For the purposes of this calculation officers and directors of the registrant are considered non-affiliates.

The document listed below is incorporated by reference, for compliance with
Part I and Part II.

                       1996 ANNUAL REPORT TO STOCKHOLDERS

The document listed below is incorporated by reference for full compliance with PART I Item 3 and PART III, Items 9-12.

              PROXY STATEMENT FOR 1997 ANNUAL STOCKHOLDERS' MEETING

                                  TABLE OF CONTENTS

 PART I                                                    Page
 ------                                                    ----

  Item 1.  Business ---------------------------------------- 4
  Item 2.  Properties ------------------------------------- 22
  Item 3.  Legal Proceedings ------------------------------ 23
  Item 4.  Submission of Matters to a Vote of
             Security Holders ----------------------------- 23

 PART II
 -------

  Item 5.  Market for the Registrant's Common Stock
             and Related Stockholder Matters -------------- 23
  Item 6.  Managements discussion and Analysis------------- 23
  Item 7.  Financial statements and Supplementary data----- 23
  Item 8. Changes in and disagreements with accountants on accounting and financial disclosure------------- 23

 PART III
 --------

  Item 9. Directors, Executive officer, promoters and control persons, compliance with Section 16(a) of the Exchange Act----------------------------- 24
           on Accounting and Financial Disclosure --------- 24

  Item 10. Executive Compensation-------------------------- 24

  Item 11. Security ownership of certain beneficial owners and Management---------------------------------- 24

  Item 12. Certain relationships and related transactions-- 24

 PART IV
 -------

  Item 14. Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K -------------------------- 25

                      THIS DOCUMENT CONTAINS 73 PAGES.

PART I
------

ITEM 1:  BUSINESS
-----------------

GENERAL
-------

FirstBancorporation, Inc. (Company) is the holding company for FirstBank, N.A.(Bank), a national bank and successor to The Savings Bank of Beaufort County, FSB. In order to expand its banking services, The Savings Bank reorganized in 1995 into a national bank under a holding company form of ownership. The Board of Directors of the Bank voted on April 28, 1994 to convert from a thrift to a national bank charter. The Office of Thrift Supervision (OTS) and the Office of the Comptroller of the Currency (OCC) subsequently issued all regulatory approvals, and the Bank converted to a national bank charter on June 5, 1995. On June 15, 1995, the Federal Reserve Bank issued its initial approval to become a bank holding company, and on October 31, 1995, FirstBank, N.A. reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. As of December 31, 1996 the sole business of the Company was operating the Bank. The following financial results reflect the activities of the Bank.

As of the filing date, the only business the Corporation conducts is operation of the Bank. The Bank conducts a general banking business under a national charter. The Bank's business primarily consists of taking deposits and making residential mortgage loans, other consumer loans and commercial loans. At December 31, 1996, the Bank conducted its activities from its main office located at 1121 Boundary Street, Beaufort, South Carolina, a full service branch office located on U.S. Highway 21 on Lady's Island, Beaufort, South Carolina, and a full service branch located at One Burnt Church Road, Bluffton, South Carolina.

The Bank seeks savings deposits and transaction accounts from households and businesses in its service areas by offering a full range of savings accounts, retirement and professional accounts (including Individual Retirement Accounts), checking accounts, NOW accounts and time certificates. The Bank's service area consists primarily of the all areas of Beaufort County excluding Hilton Head Island. The Bank has no active subsidiaries. See Note 1 of Notes to Financial Statements. The Bank's principal expenses are interest paid on deposits and operating expenses incurred in the daily operation of the Bank.

BANKING INDUSTRY IN GENERAL
---------------------------
COMPETITION
-----------

Competition for deposits and loans is strong among South Carolina commercial banks, savings institutions, mortgage banks, credit unions and money market mutual funds. Competition has increased from securities firms and other financial service corporations not traditionally engaged in the banking or savings industry. The primary areas in which institutions compete for deposits and loans are interest rates, loan origination fees and the range of services offered.

As of December 31, 1996, there were 15 branches of commercial banks, 3 branches of savings and loan associations and 2 credit unions in the Bank's principal market area. The City of Beaufort had 9 branches of commercial banks and 2 branches of savings associations.

EMPLOYEES
---------

The Corporation had 44 full-time equivalent employees as of December 31, 1996. No employees are represented by a collective bargaining unit. Management believes that its relations with employees are excellent.

LENDING ACTIVITIES
------------------

The Bank's principal market area (the "PMA") for loans is all of Beaufort County excluding Hilton Head Island. Much of the growth in Beaufort County derives from the retirement and tourism industries. The service sector growth is expected to continue to dominate the area's economy. The area is noted for its beaches, state park, historical sites and fishing. The military presence in Beaufort County is significant with the Marine Corps Recruit Depot at Parris Island, the Marine Corps Air Station at Beaufort and the Naval Hospital at Beaufort. The military provides an important contribution to the population and economy of Beaufort County.

The Bank's PMA is currently experiencing steady growth in population, which creates a continued demand for mortgage funds. The 1990 Census indicates that the population of Beaufort County has risen from 65,364 in 1980 to 86,425 in 1990, an increase of 32.2%. The South Carolina Department of Commerce reports that the population of Beaufort County in 1996 totaled 103,736. Land use is primarily residential within the PMA and demand for residential mortgage funds is currently strong. No assurance can be given however, as to the continued growth in housing or demand for mortgage funds in the PMA in future periods or as to the extent to which the Bank may participate in such growth.

The Bank concentrates its lending activities on first mortgage loans secured by residential properties, and on other consumer and commercial loans in the PMA. The Bank's portfolio is comprised of adjustable rate mortgages, which include provisions for periodic interest rate adjustments and short-term loans, which reflect interest rate fluctuations, such as consumer, commercial and real estate construction loans.

The Bank's principal lending activity consists of the origination of permanent and construction loans on residential real estate (single-family dwellings and multifamily dwellings of up to four units), consumer loans and commercial loans to small businesses. The Bank's portfolio currently consists of adjustable rate mortgage loans with terms of up to 30 years. FHA, VA and conventional fixed-rate mortgage loans are generally sold in the secondary mortgage market. At December 31, 1996, approximately 72.4% of the Bank's total loan portfolio consisted of loans secured by first mortgage residential real estate loans. Of the total loans portfolio, approximately 85.1% of all loans are adjustable rate or short term (less than one year) loans. The Bank has begun to utilize the Federal Home Loan Mortgage Corporation for loan sales, and continues to use other secondary sources (notably other financial institutions) as a source for loan sales. The majority of loans are underwritten to guidelines published by both, thus enabling the Bank to market loans to these entities. There are, due to the nature of adjustable rate mortgages in the industry, unqualifiable risks resulting from increased cost to the borrower as a result of periodic repricing. Despite the benefits of adjustable rate mortgages to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. During 1996, the Bank originated a larger volume of adjustable rate long-term loans than fixed rate long-term loans which resulted in an overall increase in permanent mortgage loans outstanding in its portfolio. Should future interest rate environments not favor adjustable rate lending, the Bank's loan portfolio growth rate could decline.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost or the salability of the property upon completion of the project proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to maturity of the loan, with a collateral source with insufficient value to assure full repayment.

Although commercial real estate loans typically have shorter terms to maturity and higher interest rates than residential mortgage loans, they also involve greater credit and interest rate risks than certain residential mortgage loans. Commercial real estate and construction mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market, or in the economy generally. Despite the benefits of adjustable rate, commercial real estate loans to the Bank's asset/liability management policy, they do pose potential interest rate risks to the Bank. Specifically, as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The Bank intends to continue selling most of its fixed rate loans in the secondary mortgage market as the loans are originated. The Bank generally has the ability to generate an adequate volume of loans within its market area without seeking loan purchases from other institutions.

Using loan underwriting guidelines established by its Board of Directors, the Bank's first mortgage real estate loans are for loan to value ratios of 80% or less. If borrowers require additional financing, private mortgage insurance insuring the Bank's exposure above 80% is required. Loan underwriting and credit policies are determined by the Board of Directors and monitored for compliance by the Board's Loan Committee.

All real estate loans require that the borrower maintain hazard insurance in an amount not less than to the loan amount. The Bank also requires various other types of insurance, such as title, flood, casualty and, in some cases, life insurance on the borrower.

The Bank solicits loan originations through newspaper advertisements, officer, director, and employee referrals, and employs full-time loan originators.
Once an application has been filed, the loan is underwritten and forwarded to one of the Bank's loan review committees. These committees consist of at least two directors and the Bank's Chief Executive Officer. All loans which do not require prior full Board of Directors approval are approved for the Board of Director's consideration by these four committees.

The Bank makes consumer loans secured by junior liens on real estate, including home improvement and home equity loans; loans secured by personal property, such as automobiles, recreational vehicles or boats, as well as loans to depositors of the institution on the security of their savings accounts. The Bank also offers unsecured personal loans and personal lines of credit in conjunction with its NOW accounts. At December 31, 1996, approximately 11.4% of the Bank's total loan portfolio consisted of these types of consumer loans. Consumer loans historically have had higher rates of default than residential mortgage loans; although the Bank's loan loss experience to date has been favorable in comparison to industry averages.

The Bank makes secured and unsecured loans for commercial, corporate and business purposes, concentrating on loans to small businesses for purposes of providing working capital, construction and leasehold improvements. Such loans have typically have variable interest rates that are indexed to prime rate or a one or three year treasury index. At December 31, 1996, approximately 12.8% of the Bank's total loan portfolio consisted of loans secured by real estate other than 1-4 family homes, and approximately 3.8% consisted of other commercial loans, both unsecured and secured by assets other than real estate. The Bank may participate, but has not yet participated, in the Small Business Administration's guaranteed commercial loan program. Commercial business loans are advantageous to the Bank because the loans are short term; however, they also involve more risk than residential mortgage loans because of the higher potential for defaults and the difficulties involved in disposing of the collateral, if any.

The following table presents information regarding loans receivable at December 31, 1996 and 1995:

 Real Estate                              %  of                  %  of
 Mortgage Loans:                1996      Total        1995      Total
                                ----      -----        ----      -----
 Permanent                $63,845,701      81.7  $55,249,181      76.4
 Construction               6,453,600       8.3    8,058,175      11.2
                         -----------     -----  -----------     -----
 Total Mortgage Loans      70,299,301      90.0   63,307,356      87.6
 Other Loans:
 Consumer Loans             8,717,516      11.2    8,234,531      11.3
 Commercial Loans           2,988,014       3.8    3,507,794       4.9
                          ----------     -----   ----------     -----
 Total Other Loans         11,705,530      15.0   11,742,325      16.2
                          ----------     -----   ----------     -----
 Total Loans               82,004,831     104.9   75,049,681     103.8
     Less:
 Allowance for
     Loan Losses             (630,557)     (0.8)    (470,198)     (0.8)
 Loans in Process          (3,163,315)     (4.0)  (2,293,691)     (3.0)
 Deferred Loan Fees           (61,350)     (0.1)     ( 8,447)     (0.0)
                         -----------     -----  -----------     -----
 Loans Receivable, Net    $78,149,609     100.0  $72,277,345     100.0
                          ===========     =====  ===========     =====

The following table presents maturity information on commercial and real estate construction loans:


                   Due with-in     Due 1-5     Due after 5
                   1 year          years       years         Total
                   ------          -----       -----         -----
  Commercial      1,864,568        952,201       171,245   2,988,014

  Real estate
  construction    3,246,700        450,000     2,756,900   6,453,600
                  ---------      ---------     ---------   ---------
  Total           5,111,268      1,402,201     2,928,145   9,441,614
                  =========      =========     =========   =========

The table below sets forth the dollar amount of all loans due one year after December 31, 1997 which have fixed rates and have adjustable rates:

                                           Due after December 31, 1997
                                    Fixed Rate    Adjustable Rate     Total
                                    ----------    ---------------    -------
  Commercial                           217,379         906,067     1,123,446

  Real estate construction                 -0-       3,206,900     3,206,900
                                       -------       ---------     ---------
  Total                                217,379       4,112,967     4,330,346
                                       =======       =========     =========

Loan Origination and Other Fees
-------------------------------

In addition to interest earned on loans and fees for making loan commitments, the Bank receives loan origination fees or "points" for originating loans. Loan origination fees charged to the borrower for originating a loan are based on a percentage of the principal amount of the mortgage loan.

Fees vary with the volume and type of loans and commitments made and purchased and the competitive conditions present in mortgage markets, which in turn respond to the demand for and availability of money. The Bank also receives other fees and charges relating to existing loans, such as late charges and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted, and are not expected to constitute, a material source of income.

Effective January 1, 1988, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 91, which requires the amortization of loan origination fees and certain origination expenses over the life of the related loan. In accordance with SFAS No. 91, the Bank defers loan origination fees and certain direct loan origination costs. Such costs and fees are recognized as an adjustment to yield over the lives of the related loans utilizing a method of amortization that approximates the level yield method.

Commitment fees to originate or purchase loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment.

MANAGEMENT OF CREDIT RISK
-------------------------

An allowance for loan losses is maintained by Management at a level considered adequate to absorb possible losses that are currently anticipated because some loans may not be repaid in full. Increases to the allowance are recorded by a provision for loan losses, which is charged to expense. Such provisions are based on Management's estimate of the net realizable value or fair market value of the underlying collateral, as applicable. Management, in determining the amount of the provision for loan losses, considers the current and future operating and/or sales conditions of the collateral from which repayment of the outstanding loan balances are expected. Such estimates made by Management are particularly susceptible to changes in economic, operating or other conditions that may be beyond the Bank's control.

During 1996, 1995, 1994, 1993, and 1992, the Bank added $162,000, $192,000,
$178,500, $149,150 and $77,000, respectively to its allowance for loan losses. The Bank had loan charge-offs totaling $29,000, $70,000, $83,000, $133,000 and $8,000 for the periods ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively. The amount charged-off in 1996 was for real estate loans totaling $7,000, consumer loans of $18,000 and commercial loans totaling $4,000. Recoveries for 1996 totaled $28,000 comprised primarily of miscellaneous consumer and small commercial loans. The Bank's collection procedures provide that when a loan is 15 days past due, the borrower is contacted by mail and payment requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings.

At December 31, 1996, the Bank owned two single family homes acquired as the result of foreclosure on construction loans to the same borrower. As of December 31, 1996 there were no troubled debt restructurings.

Management, to the best of its knowledge, knows of no material or unusual risk contained in its loan or investment portfolios.

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                            At December 31,
                                            ---------------
                                            1996       1995
                                            ----       ----
                                        (Dollars in thousands)
 Loans 90 days or more delinquent and
  not accruing interest(a):
  Residential  .....................        $308       $134
  Commercial   .....................          46        -0-
  Consumer    .....................           36        -0-
                                            ----       ----
   Total..............................      $390       $134
                                            ====       ====
  Loans 90 days past due and still
   accruing:
   Residential Real Estate...........        100        450
   Commercial........................         12        125
                                            ----       ----
   Total.............................       $112        575
                                            ====       ====

 Total non accrual and accruing loans..
  As a percent of net loans............     0.49%       .98%
                                            ====       ====
  As a percent of total assets.........     0.42%      0.69%
                                            ====       ====
  Real estate acquired through
   foreclosure.........................      213        238
  Other Repossessed Property...........       15        205
                                            ----       ----
  Total  ..............................     $228       $577
                                            ====       ====
___________________
 (a) Excludes mortgage-backed securities.

See Note 2 of Notes to Financial Statements for treatment of loans which are 90 days past due and non accrual loans. Interest income of $26,000 was recognized for cash payments received in 1996. Gross income that would have been earned on non accrual loans had they been accruing all year totaled $36,000.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                      Year Ended December 31,
                                      ----------------------
                                         1996    1995
                                         ----    ----
                                     (Dollars in thousands)

 Balance at beginning of period.......   $ 470   $ 346
 Loans Charged Off:
  Real Estate........................        7      27
  Commercial.........................        4      34
  Consumer...........................       18      10
                                         -----   -----
 Total Charge-Offs....................      29      71
 Recoveries:
  Real Estate........................        1     -0-
  Commercial                                12     -0-
  Consumer...........................       14       3
                                         -----   -----
 Total Recoveries.....................      28       3
                                         -----   -----
 Net Loans Charged Off................       1      68
 Provision for possible loan losses...     162     192
                                         -----   -----
 Balance at end of period.............   $ 631   $ 470
                                         =====   =====
 Ratio of net charge-offs to average
 loans outstanding during the period      0.00%   0.10%
                                         =====   =====

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                   Year Ended December 31,
                                ---------------------------
                                1996                   1995
                                ----                   ----
                                    Percent of              Percent of
Balance at end of period            loans in                loans in
applicable to:            Amount    category      Amount    category
-------------             ------    --------      ------    --------

Commercial                80,000       3.64       17,000       4.67

Real estate-Construction  19,450       7.87       14,140      10.74

Real estate-Mortgage      90,294      77.86       96,946      73.62

Installment              224,199      10.63      229,717      10.97

Unallocated              216,614        -0-      112,395        -0-
                         -------     ------      ------      ------
  Total                  630,557     100.00      470,198     100.00
                         =======     ======      =======     ======

Under the Bank's loan classification system, problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics discussed below.

An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or the value of any collateral pledged. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's regulator, the Office of the Comptroller of the Currency, who can order the establishment of additional general or specific loss allowances.

At December 31, 1996, the Bank had ten loans totaling approximately $463,152 which were classified substandard. Nine of these loans are secured by lots or residential properties with outstanding principal balances totaling $417,647.
The remaining loan was unsecured totaling $45,505.

INVESTMENT PORTFOLIO
--------------------
The sole investment of the Corporation is its investment in the Bank and the incidental costs associated with the start-up of operations. The Bank's investment portfolio includes primarily interest sensitive mortgage backed securities backed by GNMA adjustable rate loans and Federal Home Loan Bank and Federal Reserve Bank Stock. FHLB and FRB stock are required to be held as requirements for membership in each system. Both have no contractual maturities but pay dividends, subject to adjustment, quarterly. Neither the Bank nor the Corporation invests in high yielding "junk-bonds". See Note 4 of Notes to Financial Statements

The following table presents maturity information and weighted average yield information on the Bank's investment securities:

                       Period in which securities matures
                      1 year or  1-5      5-10 due   10
                      less       years    years      years+     Total
                      ----       -----    -----      ------     -----

 GNMA Securities        -0-       -0-        -0-  1,707,829  1,707,829
                                                       6.71%      6.71%
 U.S.  Government
 Securities          98,846                                     98,846
                       5.03%                                      5.03%

FHLB/FRB Stock          -0-       -0-        -0-    678,400    678,400
                        -0-       -0-        -0-       7.01%      6.97%
                     ------      ----       ----  ---------  ---------
 Total               98,846       -0-        -0-  2,386,229  2,485,075
                       5.03%      -0-        -0-       6.82%      6.69%
                       ----       ---        ---       ----       ----

FHLB/FRB stock has no contractual maturity and is assumed to be "10 years+" for this table.

DEPOSITS
--------
GENERAL
-------

Transaction accounts, savings certificates and other types of deposits are the primary source of the Bank's funds for use in lending and other general business purposes. None of the deposit instruments offered by the Bank have rates subject to regulation. Deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Transaction account balances are influenced considerably by the time of the month and general economic activity.

The Bank's large variety of deposit accounts has allowed the Bank to be competitive in attracting new funds. The Bank's ability to attract and retain deposits and the Bank's cost of funds has been, and will continue to be, significantly affected by market conditions.

Most of the Bank's deposits are obtained from residents of South Carolina, principally from residents in Beaufort County, the Bank's largest deposit market. See Note 8 of Notes to Financial Statements for certificate of deposit maturity information. At December 31, 1996, certificate of deposit accounts of approximately $100,000 or more totaled approximately $10.5 million. In addition, the Bank accepts deposits typically in denominations of $99,000 from out-of-state depositors at rates comparable to rates offered to local depositors. Most of these are arranged through third parties representing these customers. At December 31, 1996 these deposits totaled approximately $7.1 million.

The following table details the Bank's average deposits outstanding and rates paid for the years ended December 31, 1996 and 1995.


Average deposits outstanding and rate paid:

                                           1996     Rate      1995     Rate
                                         Average    Paid     Average   Paid
                                         Balance             Balance

Non interest bearing demand deposits  $6,299,000     --   $4,800,000    --

Interest bearing demand deposits      25,440,000    2.82% 23,272,000   2.76%

Savings deposits                       6,457,000    2.34%  8,722,000   2.61%

Time deposits                         38,879,000    5.78% 34,893,000   5.99%

The following table list maturities and rates paid on deposits greater than $100,000 at December 31, 1996:

                                         Maturity
                       3 months                6-12    Over 12
                       or less  3-6 months    months    months       Total

$100,000 and greater
 certificates       $3,834,000  $3,519,000 $1,282,000 $1,909,000  $10,544,000
                          5.65%       5.80%      5.95%      6.51%

BORROWINGS
----------

The Bank uses FHLB advances to support additional loan demand and other funding needs. See Annual Report and Note 9 of Notes to Financial Statements. The following table presents information on short-term borrowings for the past two years:
                                                 1996          1995

Borrowings outstanding at end of year        $4,650,000    $1,000,000

Weighted average interest rate at the end
  of year                                          6.95%         5.92%

Maximum amount outstanding at any month-end   $4,650,000   $4,500,000

Average amount outstanding during the year    $2,080,000   $2,378,000

Weighted average rate during the year               5.60%        6.16%

                                REGULATION

The Bank

General. As a federally insured national bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the OCC and the FDIC and files periodic reports concerning its activities and financial condition with those regulatory agencies. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of South Carolina, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

The federal banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under
Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended December 31, 1996, equaled $145,050.

Pursuant to the Deposit Insurance Funds Act ("DIF"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institutions a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Bank.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency (including the OCC) is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

At December 31, 1996, the Bank was categorized as "well capitalized" under the OCC prompt corrective action regulations.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed regulatory standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (iv)asset quality; (vii) earnings and
(vii) compensation, fees and benefits. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated Composite 1 under the CAMEL rating system for banks. National banks not rated Composite 1 are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of tangible capital plus certain intangibles. At December 31, 1996, the Bank's Tier 1 leverage ratio was 10.9%.

The OCC risk-based capital requirement requires national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital generally consists of certain permanent and maturing capital instruments that do not qualify as core capital and general loan and lease loss allowances up to a maximum of 1.35% of risk weighted assets. Total risk-weighed assets include all assets, including certain off-balance sheet items, multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. At December 31, 1996, the Bank's risked-based capital ration was 11.9%.

The OCC has revised its risk-based capital requirements to permit it to require higher level of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as the Bank, would be exempt from the rule unless otherwise determined by the OCC. Management of the Bank has not determined what effect, if any, the OCC's proposed interest rate risk component would have on the

Bank's capital if adopted as proposed.

Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. Federal law and OCC regulations provide that all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. Federal Law further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund of the retirement of any preferred stock.

The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Bank would be classified as "undercapitalized" under the OCC's regulations. See "-- Prompt Corrective Action." Moreover, the OCC also has the general authority to limit the dividends paid by national banks if such payments should be deemed to constitute an unsafe and unsound practice.

Liquidity. National banks are not subject to any prescribed regulatory liquidity requirements. At December 31, 1996, the Bank believed that it maintained sufficient liquid assets to meet its commitments at that date.

Loans-to-One-Borrower. Federal law limits the amount of loans that the Bank can extend to any one borrowers and the borrower's related entities. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996 the Bank's loans-to-one borrower limit was approximately $1,057,000. At December 31, 1996, the Bank was in compliance with this requirement.

Federal Reserve System. Regulation D promulgated by the Federal Reserve imposes reserve requirements on all depository institutions that maintain transaction accounts or non personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non personal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.4 million of net transaction accounts, 3% of the next $44.9 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 1996, the Bank met its reserve requirements.

Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The bank received a "satisfactory" rating during its latest CRA examination.

The Holding Company

General. As the sole shareholder of the Bank, the Company is a bank holding company registered as such with the Federal Reserve and subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations thereunder. The Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). Generally, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under Federal Reserve policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the Federal Reserve may require, and has required, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Under the BHCA, the Company must obtain Federal Reserve approval before: (I) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Any direct or indirect acquisition by a bank holding company or its subsidiaries of more than 5% of the voting shares of, or substantially all of the assets of, any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, may not be approved by the Federal Reserve unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. See "-- interstate Banking and Branching." Since September 30, 1995, federal law permits well capitalized and well managed bank holding companies to acquire control of an existing bank in any state.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 ("Riegle-Neal") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, Riegle-Neal allows the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory laws of the host state. Riegle-Neal also prohibits the FRB form approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the Untied States or 30% or more of the deposits int eh target bank's home state or in any state in which the target bank maintains a branch.
Riegle-Neal does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act. Generally, South Carolina law permits any bank holding company to acquire banks or bank holding companies located in South Carolina subject to the requirements that the laws of the state in which the acquiring bank holding company is located permit bank holding companies located in South Carolina to acquire banks or bank holding companies in the acquiror's state and that the South Carolina bank sought to be acquired has been in existence for at least five years.

Additional, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressing prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the sate in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

Riegle-Neal authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. Riegle-Neal also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to FDICIA, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

Generally, bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption of it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least at "2" and is not subject to any unresolved supervisory issues.

Capital Requirements. The Federal Reserve has established capital adequacy requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than %150 million, like the Company, compliance is measured on a bank-only basis. See "-- The Bank -- Capital Requirements."

                                  TAXATION

Federal Taxation

In years prior to the consummation of the conversion of The Savings Bank of Beaufort County, FSB ("Savings Bank") to a national bank ("Bank Conversion"), the Savings Bank, as a qualified thrift meeting certain eligibility criteria prescribed in the Code, was able to determine its tax basis bad debt reserve using the percentage of taxable income method ("PTI Method") set forth in the Code. The Savings Bank's use of the PTI Method resulted in a significantly greater tax basis reserve for bad debts than that recognized for financial reporting purposes.

Upon consummation of the Bank Conversion, the Bank became a "former thrift institution" and, as such, under provisions of the Code, is no longer eligible to maintain its tax basis bad debt reserve on the PTI Method. As a financial institution with total assets less than $500 million, the Bank is permitted to maintain its tax basis bad debt reserves on the experience method ("Experience Method"), which computes a tax basis bad debt reserve based upon a six-year weighted-average calculation of actual bad debts experienced by the Bank.

Under applicable provisions of the Code, on a ratable basis over a six-year period commencing in 1995, the Bank must include in income the excess of the PTI Method bad debt reserve as of December 31, 1994 over its newly adopted Experience Method tax basis reserve determined as of December 31, 1994. See
Note 10 of Notes to Consolidated Financial Statements.

In the event that the Bank's assets ever exceed the $500 million threshold, the Bank would be required to recapture its newly adopted Experience Method tax basis bad debt reserve in increasing increments over a four-year period. Thereafter, the Bank would be required to use the direct or specific charge-off method applicable to large banks in calculating the Bank's tax bad debt deduction. Under the direct or specific charge-off method, the Bank would be entitled to a bad debt deduction only in the taxable year in which a specific debt become worthless or is shown to be recoverable only in part. Under the Tax Reform Act of 1986 ("Tax Reform Act"), for taxable years beginning after December 31, 1986, the existing corporate minimum tax was replaced by a new corporate alternative minimum tax which is imposed to the extent a corporation's applicable alternative minimum tax exceeds the corporation's regular income tax for the year. The alternative minimum tax is imposed at the rate of 20% of a specially computed tax base known as "alternative minimum taxable income." A corporation's alternative minimum taxable income for any taxable year is the corporation's taxable income determined with certain adjustments prescribed by the Code, and increased by a number of preference items, including (I) the amount by which the deduction allowable for the taxable year for a reasonable addition to a reserve for bad debts exceeds the amount that would have been allowable had the bad debt reserve been maintained for all taxable years on the basis of actual experience and (ii) the amount of interest on certain tax-exempt bonds. The adjustments to taxable income include (I) an adjustment for "adjusted current earnings" (which is an account that is meant to resemble both traditional earnings and profits concepts and taxable income) and (ii) an adjustment to limit the use of net operating losses to 90% of alternative minimum taxable income. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Generally, for taxable years beginning after 1986, the Tax Reform Act also amended the Code to require most corporations, including thrift institutions and commercial banks, to utilize the accrual method of accounting for tax purposes and to disallow 100% of an institution's interest expense allocated to certain tax-exempt obligations.

Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for alternative minimum taxable income purposes, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period. Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the new rule. Because of the absence of definitive IRS guidance on the scope and extent of this provision's applicability to financial institutions, it is unclear what effect, if any, this provision may have on the Company.

Other aspects of the Tax Reform Act have an indirect effect on the savings institution industry. The Tax Reform Act generally has limited the deductions allowable with respect to losses attributable to passive trade or business activities, such as real estate investment, to the amount of income earned from all such passive activities. This limitation was phased in over five years for interests in passive activities in which a taxpayer invested before October 22, 1986. This change has had an adverse effect on the market for rental and other real estate generally and on the ability of borrowers to repay loans secured by commercial real estate. The Tax Reform Act eliminated the deduction for contributions to IRAs by individuals who are covered by employer-sponsored retirement plans and whose income exceeds specified levels; however, the income on contributions of these individuals have continued to be exempt from federal income tax until withdrawn. This limitation on the deductibility of IRA contributions has reduced significantly the amount individuals have elected to contribute to IRAs. The Tax Reform Act eliminated the deduction for personal interest expense on loans other than those secured by mortgages on a principal or second residence over a five-year phase-out.
As a result of changes to the Code made pursuant to the Revenue Act of 1987, mortgage interest on a principal or second residence is deductible to the extent that the amount of the mortgage loan indebtedness thereon does not exceed $1 million acquisition indebtedness ($500,000 for a married individual who files a separate return) plus $100,000 home equity indebtedness ($50,000 for a married individual filing a separate return).

The foregoing examples are intended to be illustrative only and do not constitute a comprehensive review of all aspects of the Tax Reform Act or any other tax legislation that could have an indirect effect on the business of the Bank.

There have not been any IRS audits of the Bank's Federal income tax returns during the past five years.

ITEM 2: PROPERTIES
------------------

The Company and the Bank's main office is a 7,500 square foot building located at 1121 Boundary Street, the northeastern corner of Church and Boundary Streets in Beaufort, South Carolina. The building is leased from First Patriots Partnership, a South Carolina general partnership made up of the following affiliated persons, all of whom are Corporate Directors of the Bank:
Colden R. Battey, Jr., Richard L. Gray, Russell L. Jeter, Carson R. Rentz and Robert A. Kerr. The Bank also leases additional parking space adjacent to its main office from First Patriots Partnership.

The Bank operates its Lady's Island branch in a 2,100 square foot building located on U.S. Highway 21 on Lady's Island, in Beaufort, South Carolina.
The building is leased from Richard L. Gray, a director of the Bank. (See "Certain Transactions" in the proxy statement distributed in connection with the 1996 Annual Meeting of Stockholders which is contained in exhibit (23) of this Form 10-KSB and note 7 to the financial statements included in the 1996 Annual Report to Stockholders, which is contained in exhibit (13) of this Form 10-K).

During September 1991, Olive Financial Services Incorporated (Developer), a developer from Winston Salem, North Carolina, purchased the property at the intersection of Burnt Church Road and U.S. Highway 278 in Bluffton, South Carolina, from the Bank and began construction of the permanent Bluffton branch for the Bank. During the summer of 1992, the Developer ceased construction of the building. The property was subsequently foreclosed on by the financial institution which had provided construction financing to the Developer. The Bank was to have leased this facility from the Developer. In November 1992, the Bank purchased this property and the building at the foreclosure sale and completed the construction. The Developer was not an affiliate of the Bank.

The building is approximately 8,700 square feet, of which the Bank will occupies approximately 3,850 square feet for its Bluffton branch facility and leases the remaining office space. The final cost of the project, including the acquisition cost at the foreclosure sale, was $666,000. The construction contract was awarded as the result of a sealed bid process to Coastal Contractors, Inc. of Beaufort, South Carolina. Carson R. Rentz, an affiliated person owns 79.68% of Coastal Contractors, Inc. Construction was completed during May 1993 and the Bluffton branch relocated from the temporary location at the Moss Creek Shopping Center.

ITEM 3: LEGAL PROCEEDINGS
-------------------------

This item is satisfied by the information contained in Note 14 of Notes to Financial Statements, which is incorporated herein by reference.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II
-------

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------------------------------------------------------------------------
        MATTERS
        -------

This item is satisfied by the information contained under the section captioned "Common Stock Information" in the Bank's 1996 Annual Report (the Annual Report) to Stockholders (exhibit (13)), which is incorporated herein by reference.

ITEM 6: MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-----------------------------------------------------------------

This item is satisfied by the information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders (exhibit (13)), which is incorporated herein by reference.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

This item is satisfied by the financial statements contained in the Annual Report to Stockholders (exhibit (13)), which are incorporated herein by reference.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

This item is satisfied by the incorporation by reference of the Annual Report (entitled "Changes in Accountants"). There are no disagreements with or changes expected with respect to the Bank's public accountants at this time.

PART III
--------

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
---------------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        -------------------------------------------------

Reference is made to the cover page of this report in reference to compliance with Section 16(a) of the Exchange Act.

ITEM 10: EXECUTIVE COMPENSATION
-------------------------------

This item is satisfied by the incorporation by reference of the attached Proxy Statement (exhibit (23)) in connection with the 1997 Annual Stockholders' Meeting.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

 (a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the attached Proxy Statement (exhibit (23)) in connection with the 1997 Annual Stockholders' Meeting.

 (b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the attached Proxy Statement (exhibit (23)) in connection with the 1997 Annual Stockholders' Meeting.

 (c) Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

This item is satisfied by the incorporation by reference of the attached Proxy Statement (exhibit (23)) in connection with the 1997 Annual Stockholders' Meeting.

PART IV
-------

ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

 (a) 1. Index to financial statements (incorporated by reference to the 1996 Annual Report to Stockholders):

        Independent Auditors' Report **
        Balance Sheets, December 31, 1996 and 1995 **
        Statement of Income, Years ended
        December 31, 1996, 1995 and 1994 **
        Statement of Changes in Stockholders' Equity,
        Years Ended December 31, 1996, 1995 and 1994 **
        Statement of Cash Flows, Years ended
        December 31, 1996, 1995 and 1994 **
        Notes to Financial Statements **

        ** (Incorporated by reference to the 1996 Annual Report to Stockholders)

     2. Financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

     3. Exhibits

        (13)  1996 Annual Report to Stockholders
        (99)  Audit report of Deloitte & Touche, LLP

        (Note: All other required exhibits are not applicable.)

                                  SIGNATURES

Pursuant to the requirement of Section 13 or 15(D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstBancorporation, Inc.


Dated: March 19, 1997           By /s/ James A. Shuford, III
                                   --------------------------------
                                   James A.  Shuford, III
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Pate, III            /s/ James A. Shuford, III
-----------------------------     --------------------------------
James L. Pate, III                James A. Shuford, III
Senior Vice President             and Chief Executive Officer
(Principal Finance and            (Principal Executive Officer)
Accounting Officer)               March 19, 1997
March 19, 1997

/s/ Colden R. Battey, Jr.         /s/ Laurance H. Davis, Jr.
-----------------------------     -------------------------------
Colden R. Battey, Jr.             Laurance H. Davis, Jr.
Director                          Director
Chairman of the Board             Secretary
March 19, 1997                    March 19, 1997


/s/ Richard L. Gray               /s/ Russell L. Jeter
-----------------------------     -------------------------------
Richard L. Gray                   Russell L. Jeter
Director                          Director
March 19, 1997                    March 19, 1997


/s/ Robert A. Kerr, Sr.           /s/ James D. Neighbors
-----------------------------     -------------------------------
Robert A. Kerr, Sr.               James D. Neighbors
Director                          Director
March 19, 1997                    March 19, 1997


/s/ Jerry H. Reeves, III          /s/ Carson R. Rentz
-----------------------------     -------------------------------
Jerry H. Reeves, III              Carson R. Rentz
Director                          Director
March 19, 1997                    March 19, 1997

/s/ William C. Robinson
------------------------
William C. Robinson
Director
March 19, 1997

                                 EXHIBIT (13)

                      1996 ANNUAL REPORT TO STOCKHOLDERS

                            FirstBancorporation, Inc.

CORPORATE PROFILE
-----------------

FirstBancorporation, Inc. (the "Company") was formed in 1995 as the holding company for FirstBank, N.A.(the "Bank"). The Company presently has no other subsidiaries. The Bank originally began operations in 1986 as The Savings Bank of Beaufort County, FSB and converted its thrift charter to a national bank charter in 1995. The Bank currently operates two full service offices in Beaufort, South Carolina and one full service branch in Bluffton, South Carolina. The Bank provides a full range of financial products for businesses and individuals, including a variety of credit and deposit services. The Company is an equal opportunity employer.

CORPORATE INFORMATION
---------------------

 Main Office                             General Counsel
 1121 Boundary Street                    Harvey & Battey, P.A.
 Beaufort, South Carolina 29902          Beaufort, South Carolina 29902


 Branch Office                           Independent Auditors
 One Burnt Church Road                   J.W.  Hunt and Company, LLP
 Bluffton, South Carolina 29910          Columbia, South Carolina

 Branch Office                           Special Securities Counsel
 U.  S.  Highway 21, Lady's Island       Breyer & Aguggia
 Beaufort, South Carolina 29902          Washington, D.C.

NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
----------------------------------------

The Annual Meeting of Shareholders will convene on April 24, 1997 at 5:30 P.M. at the following location:

     Oyster Cove Community Center
     Johnny Morrall Circle
     Beaufort, South Carolina 29902

10-KSB INFORMATION
------------------

A copy of the Form 10-KSB as filed with the Securities and Exchange Commission will be furnished to shareholders, free of charge, upon written request to the Corporate Secretary at the above Main Office address.

COMMON STOCK INFORMATION
------------------------

The Company's voting common stock is not regularly or actively traded in any established market, and there are no regularly quoted bid and asked prices for the stock. During 1996, 11,461 shares were traded at an average price of approximately $13.00 per share based upon transfer records maintained by the Company and the per share price of the trade of which the Company is made aware. The most recent trade of which the Company is aware involved 170 shares at $13.00 per share and occurred on January 31, 1997. As of February 19, 1997, there were 653 stockholders of record and 627,587 common shares issued and outstanding.
The Company declared a 5% stock dividend in 1996. A 1997 10% stock dividend was also declared for stockholders of record as of February 21, 1997. No cash dividends have ever been declared by the Company or the Bank since beginning operations in 1986. Cash dividends may be declared and paid only from retained earnings of the Company. Additional regulatory restrictions apply. See the Liquidity and Capital Resources Section of this report.

                                April 1, 1997

To Our Shareholders:

     1996 was an exceptional year for FirstBancorporation. The Bank put behind it the SAIF recapitalization issue with the payment of a $445,000 assessment, which was recorded in the third quarter. Effective after-tax earnings before the SAIF charge were $785,000 as compared to 1995 net income of $527,000. Final net income after this charge totaled $501,000 for 1996. Total assets grew 10.5% to $91,733,000.
     As we reported in our third quarter letter to shareholders, our Bank had no choice but to share in the industry-wide SAIF deposit insurance assessment, although we vigorously disagreed with the logic and methodology used in its computation. A significant benefit of this one-time assessment, however, is the reduction in our future deposit insurance premiums.
     During 1996, FirstBank originated more than $40,000,000 in real estate, consumer, and commercial loans for our customers. This record amount was outstanding evidence of our commitment to our Beaufort and Bluffton markets. This record of success reflects the growth and changing dynamics in our service areas and our customers' desire to entrust their financial needs to a locally owned and managed institution.
     Our Bank currently serves over 7000 customers, and during this past year we introduced several new products and services. In July, our checking account products were significantly enhanced and provide attractive value-added services. In September, FirstBank completed the installation of an automated teller machine in Bluffton. Since its installation, our customers have enjoyed the convenience of twenty-four hour banking. Finally, in November, our Visa CheckCard was introduced. This innovation allows our checking account holders to use a card that looks like a credit card but acts like a check.
     As a result of our performance, your Board declared a 10% stock dividend in February and you should have already received your certificate for additional shares.
     The successes of 1996 could not have been possible without the individual and cooperative efforts of our entire staff. We have a skilled group of professionals who remain dedicated to providing service to our customers and value to our shareholders. Our employees, management, and directors are also committed to our communities and provide volunteer hours, expertise, and financial assistance to a wide array of community and civic organizations.
     As we move into 1997 and beyond, many challenges face our company and our industry; none are greater, however, than that of rapidly changing technology. FirstBank is moving forward aggressively to address this issue.
     To promote competitive success, FirstBank is converting its data processing to a new and technically advanced system. This change will allow us to provide faster and much more efficient service to our current and future customers. It will also allow us to introduce telephone banking services during 1997 and to improve our productivity. This new system was installed during the first quarter of 1997.
      Bank consolidations continued during 1996, and it is debated whether or not this trend is good for our country. However, it is our view that your community bank can serve our marketplace better than our larger competition whose decision making takes place miles and hours away and whose decisions are not based on our community's needs for their success. Thank you for the continued confidence and support which you provide our company.



/s/ Colden R. Battey, Jr.           /s/ James A. Shuford, III
-----------------------------       -----------------------------
Colden R. Battey, Jr.               James A. Shuford, III
Chairman of the Board               President and Chief Executive Officer

BUSINESS OF THE COMPANY

FirstBancorporation, Inc. (the "Company") is the holding company for FirstBank, N.A.(the "Bank"), a national bank and successor to The Savings Bank of Beaufort County, FSB (the "Savings Bank"). In order to expand its banking services, the Savings Bank converted in 1995 into a national bank under a holding company form of ownership. The Board of Directors of the Bank voted on April 28, 1994 to convert from a thrift to a national bank charter. The Office of Thrift Supervision (the "OTS") and the Office of the Comptroller of the Currency (the "OCC") subsequently issued approvals, and the Bank converted to a national bank charter on June 5, 1995. On June 15, 1995, the Federal Reserve Bank issued its approval for the Company to become a bank holding company and on October 31, 1995, N.A., reorganized as a wholly-owned subsidiary of the Company. As of December 31, 1996, the sole business of the Company was operating the Bank. The following financial results reflect the activities of the Bank.

The Bank began operations on March 19, 1986 after receiving its charter from the Federal Home Loan Bank Board (the "FHLBB"). Upon its conversion to a national bank, the Bank's regulator became the OCC. Its deposits are insured by the Savings Association Insurance Fund (the "SAIF") which is administered by the Federal Deposit Insurance Corporation (the "FDIC").

The Company, through the Bank, conducts a community banking business. The Bank's business primarily consists of taking deposits and making consumer, commercial and mortgage loans, mainly in the communities it serves. The Bank's service area consists primarily of the northern two-thirds of Beaufort County. At December 31, 1996, the Company conducted its activities from its main office located at 1121 Boundary Street, Beaufort, South Carolina, a full-service branch office located on U.S. Highway 21 on Lady's Island, Beaufort, South Carolina, and a full-service branch located at One Burnt Church Road, Bluffton, South Carolina. The Bank conducts mortgage loan production operations at these three offices. The Bank leases its Boundary Street location from First Patriots Partnership (the Partnership) which owns the building and is composed of Company Directors Battey, Gray, Jeter, Kerr and Rentz. The monthly lease amount is $9,250 and the lease agreement expires on February 1, 2013. The Board of Directors, with those named above as members of the Partnership abstaining, considered the lease to be fair and equitable and approved the lease agreement.

The Bank owns and operates its Bluffton office at One Burnt Church Road in Bluffton. The building contains approximately 8,700 square feet of office space, of which the Bank occupies approximately 3,850 square feet and leases the remaining office space.

The Bank seeks deposit accounts from households and businesses in its service areas by offering a full range of savings accounts, retirement and professional accounts (including Individual Retirement Accounts), checking accounts, NOW accounts and time certificates. It also solicits commercial, consumer and mortgage loans, as well as other authorized investments. Historically, a large percentage of the Bank's loan production has been in residential mortgage loans. Its principal expenses are interest paid on deposits and operating expenses incurred in its daily operation.

FIVE YEAR FINANCIAL SUMMARY

     The following table sets forth balance sheet and other information for 1992 through 1996.

 Balance sheet and other data
 (Dollars in thousands)

                                                 At December 31,
                                     Consolidated               Bank Only
                                     1996     1995     1994     1993     1992
                                    ------   ------   ------   ------   -----

Cash and amounts due from banks     $4,721    4,197   $3,359   $2,164  $1,975

Interest bearing deposits and time
  deposits with banks                3,349    1,548      218      599   1,687

Securities at amortized costs (1)        0        0    2,754    3,001     359

Securities available for sale (1)    2,485    2,630        0        0       0

Loans held for sale                    663      251        0        0       0

Loans receivable, Net               78,150   72,026   68,900   65,141  65,458

Other assets                         2,365    2,395    2,080    2,249   1,244
                                   -------  -------  -------  ------- -------
Total Assets                       $91,733  $83,047  $77,311  $73,154 $70,723
                                   =======  =======  =======  ======= =======

Total deposits                     $78,300  $74,905  $69,273  $67,249 $63,838

Federal Home Loan Bank borrowings    5,600    1,000    1,000        0     750

Amounts due to depository
 institutions                          200      238      870      185     730

Other liabilities                      588      387      273      346     590

Stockholders' equity                 7,045    6,517    5,895    5,374   4,815

Total Liabilities and
 Stockholders' Equity              -------  -------  -------  ------- -------
                                   $91,733  $83,047  $77,311  $73,154 $70,723
                                   =======  =======  =======  ======= =======

Number of:
Real estate loans outstanding          787      771      720      658     636
Deposit accounts                     7,442    7,428    7,542    6,314   5,630
Full service office locations            3        3        3        3       3

(1) See Notes 2 and 4 in Notes to Financial Statements for discussion of investments and Mortgage-backed securities.

The following tables summarize key income statement and other financial data of the Company for the previous five years:
Selected income statement data
(In thousands, except per share amounts)

                                        For the Years Ended December 31,
                                     Consolidated               Bank Only
                                     1996     1995     1994     1993     1992
                                     ----     ----     ----     ----     ----
Total interest income               $6,876   $6,259   $5,149   $5,072  $5,020
Total interest expense               3,281    3,106    2,220    2,352   2,659
                                    ------   ------   ------   ------   -----
Net interest income                  3,595    3,153    2,929    2,720   2,361
Provision for loan losses              162      192      179      149      77
                                    ------   ------   ------   ------   -----
Net interest income after
 Provision for loans losses          3,433    2,961    2,750    2,571   2,284
Non interest income                    781      624      547      549     469
SAIF recapitalization assessment       445        0        0        0       0
Non interest expenses                2,946    2,707    2,474    2,301   1,962
                                    ------   ------   ------   ------   -----
Income before income taxes             823      878      823      819     791
                                    ------   ------   ------   ------   -----
Provision for federal & state
 income taxes                          322      351      302      309     282
                                    ------   ------   ------   ------   -----
Net income                            $501     $527     $521     $510    $509
                                    ======   ======   ======   ======  ======
Primary earnings per share(1)        $0.76    $0.82    $0.81    $0.80   $0.81
                                    ======   ======   ======   ======  ======
Fully diluted earnings per share(1)  $0.76    $0.82    $0.81    $0.80   $0.81
                                    ======   ======   ======   ======  ======
Other financial data
                                        For the Years Ended December 31,
                                     Consolidated               Bank Only
                                     1996     1995     1994     1993     1992
                                     ----     ----     ----     ----     ----

Net interest rate spread             3.89%    3.75%    3.90%    3.65%   3.62%
Net yield on average interest
 earning assets                      4.37%    4.15%    4.14%    3.91%   3.82%
Return on average assets             0.57%    0.65%    0.70%    0.71%   0.79%
Return on average equity             7.41%    8.51%    9.29%   10.01%  11.14%
Ratio of average equity to:
Average assets                       7.71%    7.64%    7.49%    7.08%   7.09%
Average liabilities                  8.35%    8.27%    8.09%    7.62%   7.63%
End of year ratios:
Equity to assets                     7.68%    7.85%    7.52%    7.35%   6.81%
Equity to liabilities                8.32%    8.52%    8.16%    7.93%   7.31%
Asset quality ratios:
Loan loss allowance to total
 loans receivable                    0.81%    0.65%    0.49%    0.36%   0.33%
Net loan charge-offs to average
 loans receivable                    0.00%    0.09%    0.12%    0.20%   0.01%
Non-performing assets to total
 assets                              0.44%    0.16%    0.35%    0.17%   0.39%

(1) Primary and Fully diluted earnings per share have been restated for prior years to show the effect of stock options on the per share calculations. 1996 earnings per share without the SAIF assessment were $1.19 for primary and fully diluted shares outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company experienced approximately 10.5% growth in total assets during the year ended December 31, 1996, with assets of $91,733,000 as compared to assets of $83,047,000 at December 31, 1995. Net loans receivable increased from $72,026,000 at December 31, 1995 to $78,150,000 at December 31, 1996.
Securities available-for-sale had a fair market value of $2,485,000 at December 31, 1996 versus $2,630,000 at December 31, 1995. Total deposits increased from $74,905,000 at December 31, 1995 to $78,300,000 at December 31, 1996. Federal Home Loan Bank (the " FHLB") advances at December 31, 1996 totaled $5,600,000 compared to $1,000,000 at December 31, 1995.

The Bank had ninety-day past-due and non-accruing loans of $641,000 at December 31, 1996 and $709,000 at December 31, 1995. During the year ended December 31, 1996, the Bank added $162,000 to its general loan loss reserve. Charged off loans, net of recoveries, totaled $2,000 for the year ended December 31, 1996. Real estate owned and other foreclosed property decreased from $443,000 at December 31, 1995 to $228,000 at December 31, 1996. The
decrease during the year primarily resulted from the Bank's liquidation of a multifamily apartment building with a carrying value of $238,000 and the liquidation of sewer rights totaling $205,000. Major increases during the year to real estate owned resulted from the transfer of two construction loans totaling $202,000.

At December 31, 1996, the Bank's allowance for loan losses was $631,000. Based on all information available to management at December 31, 1996 management considers the allowance for loan losses adequate at that date.

Management, to the best of its knowledge at December 31, 1996, knew of no material or unusual risk contained in its loan or investment securities portfolios at that date.

ASSET AND LIABILITY MANAGEMENT
------------------------------

The Bank's asset and liability management program is designed to decrease the Bank's vulnerability to material changes in interest rates or "interest-rate risk." The principal determinant of the exposure of the Bank's earnings to interest-rate risk is the timing difference between the repricing or maturity of the Bank's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities or repricings of the Bank's assets and liabilities were perfectly matched, and if the interest rate borne by its assets and liabilities were equally flexible and moved concurrently (neither of which is the case) the impact on net interest income of any material changes in interest rates would be minimal.

The Bank's asset and liability policies are directed toward the objectives of maintaining the interest-rate sensitivity of the Bank's assets and matching the maturities of the Bank's interest-earning assets and interest-bearing liabilities to the extent practical. At December 31, 1996, the Bank's total interest-earning assets due within one year exceeded interest-bearing liabilities due within one year by approximately $676,000, resulting in a cumulative one-year gap to total earning assets ratio of 0.79%. The Bank is constantly monitoring and attempting to control or improve its short-term gap position through periodic review of asset and liability repricing and through its internal analysis of the effects of changing rate environments on its net interest income.

A significant part of the Bank's program of asset and liability management has been to emphasize the origination of adjustable rate and/or short-term loans, which includes adjustable rate residential mortgage loans and short-term construction loans. At December 31, 1996, residential real estate mortgage loans that provided for repayment or interest-rate adjustment within three years totaled approximately $50,294,000, and represented approximately 64% of total loans receivable. The Bank sells in the secondary market almost all of the fifteen to thirty year fixed-rate mortgage loans it originates.
Generally, a commitment to sell such loans, subject to approval, is in place at the time of origination of these loans. The Bank generally holds such loans in its portfolio only for the length of time it takes to receive funding from the purchaser of the loan. In 1996, the Bank originated approximately $12,200,000 of adjustable rate permanent mortgage loans versus $8,000,000 million of fixed rate loans. Adjustable rate mortgage loans are generally kept in the portfolio. In 1996, the Bank originated approximately $10,100,000 million in construction loans which are usually for a term of less than one year and indexed to prime. When long-term rates fall, residential mortgage demand typically favors fixed-rate lending. Should a lower long-term rate environment such as this occur, the Bank would have more difficulty in maintaining the level of its current portfolio of adjustable-rate mortgage loans because of the potential for increased refinancings.

Another strategic objective of the Bank's asset and liability management effort has been to originate short- term consumer and commercial loans. This segment of the loan portfolio is comprised primarily of equity lines-of-credit, other traditional consumer type loans and smaller business commercial loans. These loans are usually interest sensitive and often indexed to a prime rate or a one- or three-year treasury index. They are usually originated in the Bank's service areas. At December 31, 1996, these consumer and commercial loans totaled approximately $18,159,000 or approximately 23% of total loans receivable. Consumer and commercial loans are considered to involve greater credit risk than residential loans.

The Bank's objective is to increase its retail deposit base by promoting the growth of transaction accounts and by maintaining competitive rates in order to retain and attract longer-term certificates. During 1996 the Bank started its "Privilege Plus" campaign designed to attract transaction accounts. As of December 31, 1996 the Bank's total Now, Money Market and non interest-bearing demand deposit accounts had increased to $33,041,000 from $29,410,000 at December 31, 1995.

The following table presents the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1996.

Interest-rate sensitivity analysis at December 31, 1996
(Dollars in thousands)

Interest-earning assets     3      4-12    1 Year-  3 Years-  Over 4
                          Months   Months  2 years  4 Years   Years    Total

Loans receivable and
 loans held for sale     $16,974  $27,716  $13,145   $9,878  $11,791  $79,504

Investments                3,996    1,708        0        0      130    5,834
                         -------  -------  -------   ------  -------  -------
Total interest-earning
  assets                  20,970   29,424   13,145    9,878   11,921   85,338


Interest-bearing
 liabilities

Deposits                  26,706   18,412    7,371   16,056    1,235   69,780

Borrowings                 4,600        0      500      500        0    5,600
                          ------   ------   ------  -------    ------  ------
Total interest-bearing
  liabilities             31,306   18,412    7,871   16,556    1,235   75,380
                         -------  -------   ------   ------  -------   ------
Asset (liability) Gap
  Position              ($10,336) $11,012   $5,274  ($6,678) $10,686   $9,958
                         =======  =======   ======   ======  =======   ======
Cumulative Gap Position ($10,336)    $676   $5,950    ($728)  $9,958
                         =======  =======   ======   ======   ======
Cumulative Gap to Total
  Earning Assets          (12.11%)   0.79%    6.97%    (.85%)  11.67%
                          ======    =====    =====     =====  ======

YIELDS EARNED AND RATES PAID
----------------------------

The Company's pre-tax earnings depend primarily on its net interest income or the difference between the income it receives on its loan portfolio and other investments and expenses paid on deposits, FHLB advances and other liabilities. The Company's net interest income is affected by (i) the difference between rates of interest earned on its interest-earning assets and rates of interest paid on its interest-bearing liabilities (interest-rate spread) and (ii) the relative amounts or volume of its interest-earning assets and interest-bearing liabilities. When the volume of interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest-rate spread will generate net interest income.

The following tables set forth comparative information for the years indicated regarding the total dollar amount of interest income from interest-earning assets and the resulting yields, as well as the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, as well as the net yield on interest-earning assets (net interest income divided by total interest-earning assets).

Average Balances and yields earned versus rates paid
1996 compared to 1995
(Dollars in thousands)
                                          Interest       Yr-end
                            Average        Earned        Annualized    Yld/Rt
                            Balance        or Paid       Yield/Rate    1996
                         1996    1995    1996    1995    1996   1995   1996
                        ------  ------  ------  ------  ------ ------ ------
Assets
Interest-earning assets

Loans receivable       $77,610 $71,582  $6,590  $5,976   8.49%  8.35%  8.55%

Investments              4,600   4,398     286     283   6.22%  6.43%  6.65%
                       -------  ------   -----   -----   -----  -----  -----
Total earning assets/
  income earned        $82,210  75,980   6,876   6,259   8.36%  8.24%  8.42%

Non-earning assets       5,534   5,090
                        ------  ------

Total assets           $87,744 $81,070
                        ======  ======
Liabilities

Interest-bearing
  deposits             $70,798 $66,888  $3,126  $2,959   4.42%  4.42%  4.44%

Borrowings               2,650   2,378     155     147   5.85%  6.16%  6.90%
                       -------  ------   -----   -----   ----   -----  ----
Interest-bearing
  liabilities/expense   73,448  69,266   3,281   3,106   4.47%  4.48%  4.62%

Non interest-bearing
  liabilities            7,535   5,610

Stockholders' Equity     6,761   6,194
                        ------   -----
Total liabilities and
 stockholders' equity  $87,744 $81,070
                       ======= =======
Net interest income                     $3,595  $3,153
                                        ======  ======
Interest rate spread                                     3.89%  3.75%  3.80%

Net yield on average
 interest-earning
 assets                                                  4.37%  4.15%  4.17%

Average Balances and
 yields earned
 versus rates paid
1995 compared to 1994
(Dollars in thousands)
                                          Interest       Yr-end
                            Average        Earned        Annualized    Yld/Rt
                            Balance        or Paid       Yield/Rate    1996
                         1995    1994    1995    1994    1995   1994   1995

Assets
Interest-earning
 assets
Loans receivable       $71,582 $66,628  $5,976  $4,932   8.35%  7.40%  8.57%
Investments              4,398   4,112     283     217   6.43%  5.28%  6.13%
Total earning assets/   ------  ------  ------  ------  ------ ------ ------
  income earned         75,980  70,740   6,259   5,149   8.24%  7.28%  8.44%
Non-earning assets       5,090   4,102
                        ------  ------
Total assets           $81,070 $74,842
                        ======  ======
Liabilities
Interest-bearing
  deposits             $66,888  64,987  $2,959  $2,190   4.42%  3.37%  4.28%
Borrowings               2,378     769     147      30   6.16%  3.90%  5.92%
Interest-bearing        ------  ------  ------  ------  ------ ------ ------
 liabilities/expense    69,266  65,756   3,106   2,220   4.48%  3.38%  4.30%
Non interest-bearing
  liabilities            5,610   3,483

Stockholders' Equity     6,194   5,603
Total liabilities and  ------- -------
 stockholders' equity  $81,070 $74,842
                       ======= =======
Net interest income                     $3,153  $2,929
                                        ======  ======
Interest rate spread                                     3.75%  3.90%  4.14%
Net yield on average
 interest-earning
 assets                                                  4.15%  4.14%  4.48%

1995 balances and yields are for the Company. 1994 balances and yields are for the Bank only.

The effects of changes in average balances (volume) and the effects of yield on earning assets and rates on interest-bearing liabilities (rates) are shown in the tables below. The rate/volume variances (effect of changes in rate times the changes in volume) have been allocated between the rate and volume variances based on the ratio of such variances to the total before allocation.

Rate/Volume analysis, 1996 compared to 1995
(Dollars in thousands)
                              Consolidated                  Variance due to:
                              1996     1995    Difference     Rate     Volume
                             ------   ------   ----------    ------    -----
Interest income
Loans receivable             $6,590   $5,976        $614       $104     $510
Investments                     286      283           3        (10)      13
                             ------   ------        ----       ----     ----
Total interest income        $6,876   $6,259        $617        $94     $523

Interest Expense
Deposits                     $3,126   $2,959        $167        ($6)    $173
Borrowings                      155      147           8         (8)      16
                             ------   ------        ----       ----     ----
Total interest expense       $3,281   $3,106        $175       ($14)    $189

Net interest income          $3,595   $3,153        $442       $108     $334
                             ======   ======        ====       ====     ====

Rate/Volume analysis, 1995 compared to 1994
(Dollars in thousands)
                              Consolidated                  Variance due to:
                              1995     1994    Difference     Rate     Volume
                             ------   ------   ----------    ------    ------
Interest income
Loans receivable             $5,976   $4,932      $1,044       $660     $384
Investments                     283      217          66         50       16
                             ------   ------      ------       ----     ----
Total interest income        $6,259   $5,149      $1,110       $710     $400

Interest Expense
Deposits                     $2,959   $2,190        $769       $703      $66
Borrowings                      147       30         117         25       92
                             ------   ------        ----       ----     ----
Total interest expense       $3,106   $2,220        $886       $728     $158

Net interest income          $3,153   $2,929        $224       ($18)    $242
                             ======   ======        ====       ====     ====

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1996 and December 31, 1995
-----------------------------------------------------------------

Net income for 1996 was $501,000 which is a decrease of $26,000 over 1995 net income of $527,000. The decline in income was primarily a result of the one-time SAIF assessment of $445,000, pretax, which was levied in the third quarter of 1996. (See "Recapitalization of SAIF" below.) Other changes in income include a $443,000 increase in net interest income before provision for loan losses, a decrease in provision for loan losses of $30,000, an increase in other income of $157,000, an increase in other expenses, excluding the SAIF assessment, of $238,000 and a decrease in income taxes of $28,000.

Net interest income increased from $3,153,000 in 1995 to $3,595,000 in 1996. This increase is primarily the result of an increase in average interest-earning assets which totaled $82,210,000 in 1996 as compared to $75,980,000 in 1995.This resulted primarily from increases in permanent, construction and commercial mortgage loans outstanding during 1996. (See Note 5 of Notes to Financial Statements.) Total yield on interest- earning assets also increased from 8.24% in 1995 to 8.36% in 1996 while total costs of interest-bearing liabilities remained relatively stable at 4.47% in 1996 versus 4.48% in 1995. As a result of the yield on interest-earning assets increasing while the rate paid on interest-bearing liabilities remained stable, net interest spread increased to 3.89% in 1996 from 3.75% in 1995.

The provision for loan losses for 1996 was $162,000, which is a decrease of $30,000 over the 1995 provision for loan losses of $192,000. The Bank establishes the provision based on the evaluation of credit and collateral risk in the Bank's loan portfolio. This process is accomplished by reviewing the loan portfolio on a regular basis and assigning a risk value to each loan, considering the type of loan, loan-to-value ratio, payment history, total indebtedness to the Bank, collateral value and any other information which may affect the loan.

Other income increased $157,000 in 1996 over 1995. Loan related fees increased $24,000. These loan fee increases resulted from higher loan originations during 1996. Other service charges and fees were higher by $133,000 during 1996 which included increases in deposit account fees of $41,000, gains of the sale of foreclosed assets of $50,000 and increases in late charge fees of $5,000.

Other expenses, excluding the one-time SAIF assessment of $445,000, increased $238,000 in 1996 as compared to 1995. This increase is primarily the result of an increase in compensation and benefits of $172,000. This increase was due to an increase in salaries due to pay raises and bonuses earned and an increase in staff. Supplies and printing expense decreased by $30,000, partly as a result of an increase in prepaid expenses and a reduction in supplies ordered in 1996. Professional fees increased by $22,000 as the Bank outsourced certain compliance functions. Marketing expense increased by $8,000 as a result of the Bank's "Privilege Plus" campaign which was started during 1996 to increase transaction accounts. Data processing costs also increased by $24,000 and account analysis charges increased by $10,000 as a result of higher transaction account processing. Insurance costs, excluding the SAIF assessment, were reduced $45,000 during the year as a result of the FDIC eliminating the fourth quarter SAIF charge for Sasser institutions (i.e. thrift institutions that convert to a national bank charter).

Comparison of Years Ended December 31, 1995 and December 31, 1994
-----------------------------------------------------------------

Net income for 1995 was $527,000, which is an increase of $6,000 over 1994 net income of $521,000. This is the result of a $224,000 increase in net interest income before provision for loan losses, an increase in provision for loan losses of $14,000, an increase in other income of $77,000, an increase in other expenses of $233,000 and an increase in income taxes of $48,000.

Net interest income increased from $2,929,000 in 1994 to $3,153,000 in 1995. This increase is primarily the result of an increase in average interest-earning assets which totaled $75,980,000 in 1995 as compared to $70,740,000 in 1994. This was offset in part by a decline in net interest spread to 3.75% in 1995 from 3.90% in 1994. The decline in interest-rate spread resulted from the rate paid on interest-bearing liabilities increasing at a faster rate than the increase in the yield on interest-earning assets.

The provision for loan losses for 1995 was $192,000, which is an increase of $14,000 over the 1994 provision for loan losses of $179,000. The Bank establishes the provision based on past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

Other income increased $77,000 in 1995 over 1994. This increase was primarily the result of an increase in transaction account fees of approximately $146,000 during 1995.This increase resulted from an increase in the Bank's deposit fee structure at the beginning of 1995. As a result of this fee increase, the total number of transaction accounts remained relatively unchanged from 1994. This increase was reduced by a decline in loan related fees of approximately $8,000 and a decrease in servicing release fees of $74,000. These declines were partly offset by a $13,000 increase in rental income on previously vacant space of the Bluffton office.

Other expenses increased $233,000 in 1995 as compared to 1994. This increase is primarily the result of an increase in compensation and benefits of $101,000.This increase was due in part to a general increase in salaries due to pay raises and increases in health care benefit costs due to higher premiums in the industry. In addition, furniture and equipment expense increased by $36,000, supplies and printing expense increased by $37,000, professional fees increased by $11,000 and marketing expense increased by $19,000. Expense increases in supplies and printing, marketing and professional fees during 1995 were in part a result of the Bank's charter conversion to a national bank and subsequent conversion to a holding company form of ownership. As more high-volume commercial accounts have been added, data processing costs have also increased. Automated teller machine charges in 1995 also increased due to increased usage.

INCOME TAX
----------

The Company's provision for income taxes for 1996 was $322,000, of which $277,000 represented federal income taxes and $46,000 represented state income taxes. This provision decreased $28,000 or 8.0% from 1995 income taxes. The decrease in the provision resulted from a decline in income before taxes of $54,000 in 1996 versus 1995. In 1996 the Company's effective tax rate was 39.1% versus the 1995 rate of 40.0%. See Note 10 of Notes to the financial statements for further details concerning income tax expenses for 1996, 1995 and 1994.

RECAPITALIZATION OF SAIF
------------------------

On September 30, 1996, Congress passed legislation which recapitalized the Savings Association Insurance Fund ("SAIF"), the Bank's deposit insurer. As a result of this legislation, the Bank and other institutions which held SAIF insured deposits, paid a one-time assessment so that the SAIF could achieve its designated reserve ratio. The Bank's assessment was $445,000, pretax ($.67 per share). The SAIF and the Bank Insurance Fund ("BIF") were created following the collapse of the Federal Savings and Loan Insurance Corporation, to insure Bank and Savings Institution deposit accounts. Since that time, the SAIF had not met its legally required reserve level of 1.25% of deposits.
BIF, which had reached the 1.25% level, had reduced deposit insurance premiums to a range of 0 to .27%, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. SAIF insured institutions were charged an assessment ranging from .23% for well capitalized institutions to .31% for undercapitalized institutions with substantial risk. During 1996, the Bank paid deposit insurance at the well capitalized rate of .23% . Beginning January 1, 1997, the Bank will pay an assessed rate of .064% of SAIF-assessable deposits. For the fourth quarter of 1996, the Bank was refunded its fourth quarter deposit insurance premium (see Management's Discussion and Analysis above).

LIQUIDITY
---------

Liquidity is the ability to meet the day-to-day cash needs of the Company. These cash needs are comprised of loan disbursements, customer deposit withdrawals, repayment of borrowings, payment of interest on deposits and other operating expenses. The primary sources of liquidity are cash, overnight investments and other short term investments. Available-for-sale securities are a source for collateralizing large deposits or sold as a source of funds.

The Company has no material liquidity needs other than those of its subsidiary bank. The Bank maintains in cash, other short-term investments and available credit lines liquidity adequate to meet its funding needs. The Bank had total liquid assets at December 31, 1996 of $8,070,000 which amounted to 8.8% of total assets outstanding. At December 31, 1995, the Bank had total liquid assets of $5,745,000. Under its previous thrift charter, the Bank had excess liquidity as defined by regulators at December 31, 1994 of $927,000, at December 31, 1993 of $1,141,000 and at December 31, 1992 of $840,000. The
Bank's interest-earning liquid investments are primarily in overnight deposits at the FHLB of Atlanta and federally insured short-term certificates of deposit. The Bank also holds available-for-sale securities comprised of GNMA mortgage backed securities. The Bank does not own any bonds which are not of investment grade (i.e. "junk" bonds).

At December 31, 1996, the Bank's loan portfolio included $8,212,000 of unused lines-of-credit outstanding. These are at market rates that are generally indexed to prime. Of these lines, $6,039,000 were secured by one-to-four family residential properties. Other commitments to extend credit, not including undisbursed portions of loans in process, consisted of $460,000 in fixed-rate residential mortgage loans, $224,000 in adjustable rate residential mortgage loans and $570,000 in residential construction loans. Commitments to sell fixed-rate loans are generally in place at the time the commitment is issued. (See Note 15 in Notes to the Financial Statements.) The Company generally sells loans to investors with recourse only in the first four months after purchase. At December 31, 1996 the Company had sold $2,180,000 in mortgage loans on which recourse provisions remained for a default occurring during the first four installments due and remaining in default for a period of ninety days. The purchase price would include the outstanding principal loan balance and accrued interest, any servicing release fee and other costs. Management does not anticipate any unusual risk associated with this potential obligation.

The Company has relied on deposit growth, loan repayments and proceeds from loan sales as the principal sources of funds to meet its liquidity needs. In addition, the Bank uses FHLB advances as a source of funds. At December 31, 1996 the Bank had a total credit line with the FHLB of Atlanta of $11,000,000. The availability of funds from loan sales is influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for inflows at less than projected levels or on a longer-term basis to support lending activities. Management believes that with the ability to obtain advances from the FHLB, this level of excess liquidity is satisfactory.

The Bank encourages deposit growth through its three offices and uses these deposits as its primary source of loan and investment funding. The introduction of its package accounts for DDA and NOW accounts was the primary contributor to transaction account deposit increases during 1996. Certificates of deposit that are $100,000 or more totaled approximately $10.5 million at December 31, 1996, 96% of which were from in-state sources. The Company maintains deposit relationships with out-of-state depositors of amounts generally in $99,000 increments at rates consistent with those of in-state depositors. At December 31, 1996 these deposits totaled approximately $7,100,000.

The FHLB advances at December 31, 1996 and 1995 are summarized in the following table.

Outstanding Balances:

December 31, 1996                                        Rate      Amount
-----------------                                                 Outstanding
Type advance and/or Maturity Date

Daily rate credit advances                               6.95%     $4,650,000
Principal reducing credit maturing June 5, 2001          6.92%       $450,000
Fixed rate credit maturing June 5, 1998                  6.65%       $500,000
                                                                   ----------
Total                                                              $5,600,000
                                                                   ==========

Maximum amount of advances outstanding at any
 month-end                                                         $5,600,000
Average borrowings during the year                                 $2,650,000
Weighted average interest rate during the year                          5.85%

December 31, 1995
-----------------
Daily rate credit advances                               5.92%     $1,000,000
Maximum amount of advances outstanding at any
 month-end                                                         $4,500,000
Average borrowings during the year                                 $2,378,000
Weighted average interest rate during the year                          6.16%

There are no known trends or any known demands, commitments, events or uncertainties that will result in or are likely to have a material adverse effect on the Company's liquidity.

CAPITAL RESOURCES
-----------------

The Bank maintains a minimum level of capital (stockholders' equity and certain other items) in accordance with capital requirements established by the Office of the Comptroller of the Currency. The Bank may not pay a cash dividend to its parent company if the dividend would exceed the Bank's net profits for the current year plus retained net profits for the preceding two years, less any required transfers to surplus. Its minimum capital requirements are calculated as a percentage of its total assets and certain off-balance sheet items, adjusted according to various risk weights. Its total capital, adjusted for certain items including reductions for intangible assets must equal, at a minimum, 8% of these adjusted risk- weighted assets. The risk-based requirement divides assets into risk-weighted categories of 0%, 20%, 50% and 100%. The 0% category contains cash and cash items in process. The 20% category contains federally-insured deposits, investments, FHLB stock, and loans fully secured by segregated deposits. The 50% category contains first mortgage loans secured by 1-4 family dwellings. The 100% category contains other loans and all other assets not contained in any of the other categories. Off-balance sheet items including loan commitments are applied a risk-weight. This resulting amount is included in total risk- weighted assets. Because much of the Bank's portfolio is concentrated in residential first mortgage loans, which are included in risk-weighted assets at 50% of their face amount, the Bank's total risk-adjusted assets are considerably less than total book value.

At December 31, 1996, the Bank met all of its regulatory capital requirements. The Bank's risk-weighted assets were approximately $63,200,000. Its total Tier 1 capital, which includes common stockholders' equity less intangible assets, was $6,900,000 or 10.91% of risk-weighted assets. Its Tier 2 capital, which includes Tier 1 capital plus the Bank's allowance for loan losses, totaled $7,500,000 or 11.90% of risk-weighted assets.

EFFECT OF INFLATION AND CHANGING PRICES
---------------------------------------

The Company's financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Since the primary assets and liabilities of the Bank are monetary, to the extent that inflation impacts interest rates, inflation will impact the net income of the Bank. Interest rates do not, however, necessarily move in the same direction or at the same magnitude as the prices of goods and services. Non-interest operating expenses are affected by general levels of inflation.

CHANGES IN ACCOUNTANTS
----------------------

On September 22, 1995 the management of the Bank, after receiving the approval of members of the Bank's Audit Committee and Board of Directors, informed its independent accountants, Deloitte &

Touche LLP (the "Prior Accountants"), that such accounting firm would not be retained for the fiscal year ending December 31, 1995. On September 22, 1995, the Board of Directors, after receiving proposals from other accounting firms, formally elected to engage J.W. Hunt and Company, LLP to serve as independent accountants for the year ending December 31, 1995. Prior to their engagement on September 22, 1995, the firm of J. W. Hunt and Company, LLP was not consulted by the Bank for any financial or accounting matters. J.W. Hunt and Company, LLP was also engaged by the Board of Directors to serve as independent accountants for the year ending December 31, 1996.

In connection with the audit of the Bank's consolidated financial statements for the year ended December 31, 1994, and any subsequent interim period preceding the dismissal of the Prior Accountants and the engagement of the new accountants, there were no disagreements with the Prior Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Prior Accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements. The audit report of the Prior Accountants on the Bank's consolidated financial statements for the year ended December 31, 1994 was unqualified.

Audit Committee's Report

Dear Stockholder:

The Audit Committee of the Board of Directors is composed of independent directors. The members of the Audit Committee are: William C. Robinson, Chairman, Laurance H. Davis, Jr., and Robert A Kerr. The Committee held three meetings during fiscal year 1996.

The Audit Committee oversees the Company's and the Bank's financial reporting process on behalf of the Board of Directors. In fulfilling its responsibility, the Committee recommended to the Board of Directors the Company's independent public accountant. The Audit Committee discussed with the Company's independent public accountant the overall scope and specific plans for its audit. The Committee also discussed the Company's financial statements and the adequacy of the internal controls.

The independent auditors and representation of management meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of the system of internal accounting controls and the overall quality of the organization's financial reporting. The meetings also were designed to facilitate any private communication with the Committee desired by the independent public accountant.


/s/ William C. Robinson

William C.  Robinson
Audit Committee

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

To the Stockholders and the Board of Directors
FirstBancorporation, Inc.
Beaufort, South Carolina

We have audited the accompanying consolidated balance sheets of FirstBancorporation, Inc., and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the years in the two-year period ended December 31, 1996, and the consolidated statements of changes in stockholders' equity for the year ended December 31, 1996 and for the period November 1, 1995 through December 31, 1995. We have also audited the statement of changes in stockholders' equity of FirstBank, N.A. for the period January 1, 1995 through October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of FirstBank, N.A., formerly known as The Savings Bank of Beaufort County, F.S.B., as of December 31, 1994 and the related statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1994, were audited by other auditors whose report, dated January 31, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of FirstBancorporation, Inc. and Subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, FirstBancorporation, Inc. was organized in 1995 to become a bank holding company for FirstBank, N.A.


                               /s/ J.W. Hunt and Company, LLP

                               J.W. Hunt and Company, LLP

Columbia, South Carolina
January 31, 1997

             FIRSTBANCORPORATION, INC. AND SUBSIDIARY
             =========================================
       CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
     -----------------------------------------------------------
                                                        1996        1995
                                                       ------      ------
                                 ASSETS
                                 ------
Cash and amounts due from banks                       $4,721,174  $4,197,281
Interest-bearing deposits with bank                    3,149,854   1,349,087
                                                      ----------  ----------
Total cash and cash equivalents                        7,871,028   5,546,368
Interest-bearing time deposits with banks                199,177     199,000
Securities available-for-sale                          2,485,075   2,629,812
Real estate loans held for sale                          663,316     251,350
Loans receivable-net of loans in process              78,780,166  72,496,193
Less, allowance for loan losses                         (630,557)   (470,198)
                                                      ----------  ----------
Net loans receivable                                  78,149,609  72,025,995
                                                      ----------  ----------
Accrued interest receivable                              502,412     496,445
Premises and equipment, net                            1,147,127   1,035,895
Foreclosed real estate                                   227,510     442,865
Deferred organization costs                              135,547     147,058
Deferred tax asset                                       185,172     146,324
Prepaid expenses and other assets                        167,176     126,371
                                                     ----------- -----------
Total assets                                         $91,733,149 $83,047,483
                                                     =========== ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
LIABILITIES:
Demand Deposits                                     $33,041,216  $29,409,682
Savings deposits                                      5,969,522    7,299,461
Time deposits                                        39,289,281   38,195,782
                                                     ----------   ----------
Total deposits                                       78,300,019   74,904,925
Federal Home Loan Bank advances                       5,600,000    1,000,000
Amounts due to depository institutions
 (non-interest bearing)                                 200,117      238,090
Advance payments by borrowers for
 taxes and insurance                                     76,473       83,661
Accrued liabilities
Interest payable                                        119,059      104,661
Expenses payable                                        213,569       50,874
Income taxes payable                                         --       25,160
Other                                                   179,233      122,648
                                                     ----------   ----------
Total liabilities                                    84,688,470   76,530,019
                                                     ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock-$0.01 par value, shares
  authorized-1,000,000, issued and outstanding
Common stock-$0.01 par value, shares authorized
  -2,000,000, issued                                      6,276       5,958
 and outstanding-627,587-1996; issued and
 outstanding-595,848-1995                             5,441,306   5,037,021
Additional paid-in capital
Unrealized loss on securities available-for-sale,
 net of applicable deferred income taxes                (10,931)    (19,325)
Retained earnings                                     1,608,028   1,493,810
                                                    ----------- -----------
Total stockholders' equity                            7,044,679   6,517,464
                                                    ----------- -----------
Total liabilities and stock holders' equity         $91,733,149 $83,047,483
                                                    =========== ===========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
 -----------------------------------------------------------------------

               FIRSTBANCORPORATION, INC. AND SUBSIDIARY
               =========================================
    STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
    ------------------------------------------------------------------
                                       ....CONSOLIDATED... ...BANK ONLY...
                                          1996          1995         1994
                                          ----          ----         ----
INTEREST AND DIVIDEND INCOME:
Interest on loans                     $6,590,411    $5,975,775   $4,931,619
Interest on securities
 available-for-sale                      239,684       246,326      192,226
Dividends - Federal Reserve Bank and
   Federal Home Loan Bank                 45,931        36,246       24,696
Total interest and dividend income     6,876,026     6,258,347    5,148,541
INTEREST EXPENSE:
Deposits                               3,125,187     2,959,101    2,190,296
                                       ---------     ---------    ---------
FHLB advances                            155,460       146,567       29,530
                                       ---------     ---------    ---------
Total interest expense                 3,280,647     3,105,668    2,219,826
                                       ---------     ---------    ---------
NET INTEREST INCOME                    3,595,379     3,152,679    2,928,715

PROVISION FOR LOAN LOSSES                162,000       192,000      178,500
                                       ---------    ----------   ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                     3,433,379     2,960,679    2,750,215
                                       ---------     ---------    ---------
NONINTEREST INCOME:
Loan related fees                        119,295        95,548      177,196
Other service charges and fees           617,994       485,470      339,672
Rental income                             43,603        43,148       30,370
                                       ---------    ----------   ----------
Total noninterest income                 780,892       624,166      547,238
                                       ---------    ----------    ---------
NONINTEREST EXPENSES:
Compensation and benefits              1,553,094     1,380,966    1,280,376
Occupancy                                275,314       284,503      266,441
Insurance                                617,948       207,296      192,569
Furniture and equipment                  234,915       233,466      197,884
Data processing                          156,330       132,810      123,015
Account analysis charges                 119,380       109,222      103,107
Professional fees                        115,973        94,035       83,331
Supplies and printing                     70,275        99,826       63,116
Marketing                                 61,942        54,194       35,284
Telephone and postage                    101,552       102,674      103,918
Automobile                                 8,787        11,210       15,278
Regulatory fees                           34,532        30,005       25,073
Automated teller system                   13,667        13,518       11,044
Other expenses                           188,084       120,423      115,019
Loan origination costs deferred         (160,831)     (166,798)    (141,434)
                                       ---------     ---------    ---------
Total noninterest expenses             3,390,962     2,707,350    2,474,021
                                       ---------     ---------    ---------
INCOME BEFORE INCOME TAXES               823,309       877,495      823,432
                                       ---------     ---------    ---------
PROVISION FOR INCOME TAXES
Federal                                  276,647       307,640      251,772
State                                     45,851        43,037       51,028
                                        --------      --------     --------
Total                                    322,498       350,677      302,800
                                        --------      --------     --------
NET INCOME                              $500,811      $526,818     $520,632
                                        ========      ========     ========
NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING
Primary                                    $0.76         $0.82        $0.81
                                           =====         =====        =====
Fully Diluted                              $0.76         $0.82        $0.81
                                           =====         =====        =====

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
 -----------------------------------------------------------------------

                 FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                 =========================================
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, YEARS ENDED
                      DECEMBER 31, 1996, 1995, 1994
         ----------------------------------------------------------
                                                     UNREALIZED
                                                      LOSS ON
                                                     SECURITIES
                                                     AVAILABLE-
                                                      FOR SALE
                                                        NET OF
               COMMON STOCK       ADDITIONAL         APPLICABLE     TOTAL
                  NUMBER           PAID-IN  RETAINED   DEFERRED STOCKHOLDERS'
                OF SHARES  AMOUNT  CAPITAL  EARNINGS INCOME TAXES   EQUITY
                ---------  ------  -------  --------  ----------   ---------
BANK ONLY:
Balance,
 December 31,
  1993         501,847 $2,509,235 $1,557,979 $1,307,125  $ -      $5,374,339
Issuance of
 50,151
 shares of
 stock
 for 10%
 stock
 dividend       50,151    250,755    250,755   (501,510)   -               -
Net income           -          -          -    520,632    -         520,632
                ------    -------    -------   --------   -----      -------
Balance,
December 31,
 1994          551,998  2,759,990  1,808,734 1,326,247     -       5,894,971
Issuance of
 27,635
 shares of
 stock for
 5% stock
 dividend       27,635    138,175    221,080  (359,255)
  Stock
   options
   exercised    16,215     81,075     33,925         -         -     115,000
               -------    -------    -------   --------    -----    --------
Balance,
 October 31,
 1995          595,848 $2,979,240 $2,063,739   $966,992   $    -  $6,009,971
               ======= ========== ==========   ========   ======   =========
 CONSOLIDATED:
Beginning
 balance,
 November 1,
 1995          595,848 $2,979,240 $2,063,739   $966,992   $    -  $6,009,971
Recapitali-
 zation-
 change in
 par value
 of common
 stock               - (2,973,282) 2,973,282          -        -          -
Net income           -          -          -    526,818        -     526,818
Change in
 unrealized
 loss on
 securities
 available-
 for-sale,
 net of
 applicable
 deferred
 income
 taxes of
 $11,844             -          -          -          -  (19,325)    (19,325)
                -------  --------  ---------   --------  -------     -------

               FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                =========================================
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, YEARS ENDED
                      DECEMBER 31, 1996, 1995, 1994
          ----------------------------------------------------------
                                                     UNREALIZED
                                                      LOSS ON
                                                     SECURITIES
                                                   AVAILABLE-FOR SALE
                                                        NET OF
                    COMMON STOCK ADDITIONAL          APPLICABLE     TOTAL
                  NUMBER           PAID-IN  RETAINED  DEFERRED  STOCKHOLDERS'
                OF SHARES  AMOUNT  CAPITAL  EARNINGS INCOME TAXES   EQUITY
                ---------  ------  -------  --------  ----------   ---------
Balance,
December
 31, 1995        595,848  $5,958 $5,037,021 $1,493,810 $(19,325)  $6,517,464
                 -------  ------  ---------- ---------- --------  ----------
Issuance of
 29,700
 shares of
 stock for
 5 % stock
 dividend         29,738     297    386,297   (386,594)       -           -
Stock options
 exercised         2,001      20     17,990          -        -      18,010

Net income             -       -          -    500,811        -     500,811

Change in
 unrealized
 loss on
 securities
 available-
 for-sale,
 net of
 applicable
 deferred
 income
 taxes of
 $5,144                -       -          -          -    8,394       8,394
                 -------  ------ ---------- ---------- --------  ----------
Balance,
December 31,
 1996            627,587  $6,275 $5,441,308 $1,608,027 $(10,931) $7,044,679
                 =======  ====== ========== ========== ========= ==========

                                                          (concluded)-2.

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
 -----------------------------------------------------------------------

                 FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                 ========================================
     STATEMENTS OF CASH FLOWS, YEARS ENDED DECEMBER 31, 1996, 1995, 1994
     -------------------------------------------------------------------

                                        ....CONSOLIDATED...   ...BANK ONLY...
                                           1996          1995         1994
                                           ----          ----         ----
Cash flows from operating activities:
Net income                               $500,811      $526,818     $520,632
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Amortization of deferred loan
 fees and discounts                        (3,654)       (9,007)     (37,858)
Provision for loan losses                 162,000       192,000      178,500
(Increase) decrease in loan fees
 deferred, net of costs                         -           (10)      21,434
Depreciation and amortization             202,949       181,588      180,227
Deferred income taxes                     (43,992)     (115,319)     (29,161)
Gain on sale of foreclosed real estate    (50,393)       (4,330)           -
Loss on disposition of premises and
 equipment                                      -         5,760            -
(Increase) in interest receivable          (5,967)      (55,632)     (72,615)
Increase in deferred organization costs         -       (58,622)     (90,666)
(Increase) decrease in prepaid
 expense and other                        (40,805)       34,928       51,789
Originations of loans sold
 to investors                          (7,521,386)   (4,664,658) (10,082,064)
Proceeds from sales of loans
 to investors                           7,521,386     4,664,658   10,082,064
(Increase) decrease in real estate
 loans held for sale                     (411,966)       60,991      214,975
Increase in accrued interest payable       14,398        34,205        7,781
Increase (decrease) in accrued expenses   162,695       (22,085)       9,528
Increase (decrease) in income
 taxes payable                            (25,160)          160       25,000
Increase (decrease) in other liabilities   56,585        65,975      (81,337)
                                          -------       -------      -------
Net cash provided by operating
 activities                               517,501       837,420      898,229
                                          -------       -------      -------
Cash flows from investing activities:
Purchase of securities available-
 for-sale                                 (97,315)            -     (299,000)
Maturities of securities                        -             -      200,000
Principal repayments of securities
 available-for-sale                       350,613       247,632      242,024
Purchase of Federal Home Loan Bank
  Stock and dividends received           (103,800)      (30,700)      (5,100)
Purchase of Federal Reserve Bank stock          -      (130,300)           -
Loans originated, net                  (6,546,888)   (3,879,871)  (3,861,099)
Proceeds from sales of foreclosed
 real estate                              530,500        82,500            -
Capital expenditures                     (293,894)     (109,323)    (169,954)
                                       ----------    ----------   ----------
Net cash used by investing activities  (6,160,784)   (3,820,062)  (3,893,129)
                                       ----------    ----------   ----------

Cash flows from financing activities:
Net increase in demand deposit
 accounts                               3,631,534     2,077,090      970,629
Net decrease in savings deposit
 accounts                              (1,329,939)   (3,831,808)  (2,637,608)
Net increase in time deposits           1,093,499     7,386,904    3,691,053
Proceeds from Federal Home Loan
 Bank advances                         15,150,000     9,750,000    8,500,000
Repayment of Federal Home Loan
 Bank Advances                        (10,550,000)   (9,750,000)  (7,500,000)
Increase (decrease) in amounts due
  to depository institutions              (37,973)     (632,136)     685,336

Increase (decrease) in advance
 payments by borrowers for taxes
 and insurance                             (7,188)       36,124          819
Proceeds from stock options exercised      18,010       115,000            -
                                        ---------      --------    ---------
Net cash provided by financing
 activities                             7,967,943     5,151,174    3,710,229
                                        ---------     ---------    ---------
                                                        (continued) - 1

FIRSTBANCORPORATION, INC. AND SUBSIDIARY

STATEMENTS OF CASH FLOWS, YEARS ENDED DECEMBER 31, 1996, 1995, 1994
--------------------------------------------------------------------

                         ....CONSOLIDATED...      ...BANK ONLY...
                                  1996        1995            1994
                                  ----        ----            ----
Net increase in cash and
 cash equivalents             $2,324,660   $2,168,532     $  715,329
Cash and cash equivalents
 at beginning of year          5,546,368    3,377,836      2,662,507
                              ----------   ----------     ----------
Cash and cash equivalents
 at end of year               $7,871,028   $5,546,368     $3,377,836
                              ==========   ==========     ==========
Supplemental disclosure of
 cash flow information:

Cash paid for:

Interest on deposits
 and borrowings               $3,110,789   $3,071,463     $2,212,045
                              ==========   ==========     ==========
Income taxes                  $  400,160   $  465,836     $  338,409
                              ==========   ==========     ==========
Supplemental disclosures
 of noncash investing
 activities:
Transfer of securities
 from held-to-maturity
 to available-for-sale
 on December 20, 1995         $       -    $2,112,800     $        -
                              =========    ==========     ==========
Change in unrealized loss
 on securities available-
 for-sale                     $  13,537    $  (31,169)    $        -
                              =========    ==========     ==========
Change in deferred income
 tax expense (benefit) on
 unrealized loss on
 securities available-
 for-sale                     $  (5,144)   $   11,844     $        -
                              =========    ==========     ==========

                                                          (concluded) - 2

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
 -----------------------------------------------------------------------

                    FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                    ========================================
                        NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 1 - ORGANIZATION:

FirstBancorporation, Inc. (the Company) was organized under the laws of the State of South Carolina on February 28, 1995, for the purpose of becoming a bank holding company for FirstBank, N.A. (formerly known as The Savings Bank of Beaufort County, F.S.B.). Pursuant to the provisions of the Bank Holding Company Act, application was filed during April, 1995, with the Board of Governors of the Federal Reserve System for the Company to become a bank holding company by acquiring the Bank and approval was granted on June 15, 1995.

In accordance with the terms of the Plan of Reorganization, FirstBank, N.A. (the Bank) became a wholly-owned subsidiary of FirstBancorporation, Inc. on November 1, 1995. The Company issued 595,848 shares of common stock in exchange for the outstanding common stock of the Bank on a one-for-one basis. Acquisition of the Bank was recorded at historical cost in a manner similar to the pooling of interest method and the issuance of $ 5,042,979 of FirstBancorporation, Inc. common stock was recorded by the Company.

On June 5, 1995, a plan of conversion was completed whereby The Savings Bank of Beaufort County, F.S.B., a federal stock savings bank chartered on March 18, 1986 by the Federal Home Loan Bank Board, predecessor of the Office of Thrift Supervision (OTS), became a national bank to be known as FirstBank, N.A. Upon completion of the conversion, FirstBank, N.A. became subject to the provisions of the National Bank Act, as amended, and the regulations and rules issued thereunder by the Office of the Comptroller of the Currency
(OCC). The Bank is no longer subject to the regulatory jurisdiction of the OTS.

The aggregate number of shares of all classes of capital stock which the Company has authority to issue is three million (3,000,000), of which two million (2,000,000) shall be common stock, par value $.0l per share, amounting in the aggregate to $20,000, and of which one million (1,000,000) shall be serial preferred stock, par value $.0l per share, amounting in the aggregate to $10,000.

In 1996, First Securities Corporation (FSC) was incorporated in South Carolina. FSC was organized to provide alternative investment services in the Bank's service area. At December 31, 1996, FSC was inactive and none of its authorized common stock had been issued. FSC will be a wholly-owned subsidiary of FirstBank, N.A.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company and the Bank conform with generally accepted accounting principles and with the prevailing practices within the banking industry. The Company provides general banking services in the area encompassing the northern two-thirds of Beaufort County of the State of South Carolina.

  PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements of FirstBancorporation, Inc. include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

  USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

  SECURITIES AVAILABLE-FOR-SALE:

Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized.

Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Premiums and discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

  LOANS RECEIVABLE:

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal payments due.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

  DEFERRED LOAN FEES AND DISCOUNTS ON LOANS:

The Bank defers all loan origination fees as well as certain direct loan origination costs. Such fees and costs received or incurred in connection with mortgage loans made and purchased are recognized as an adjustment to yield over the average life of the loans using a method which approximates the level yield method. Commitment fees to originate loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment.

  REAL ESTATE LOANS HELD FOR SALE:

The Bank originates loans for sale in the secondary market generally without recourse under commitments or other arrangements in place prior to loan origination. Sales are completed at or near the loan origination date. All fees and other income from these activities are recognized in income when loan sales are completed. At December 31, 1996, the Bank had sold mortgage loans on which recourse remained with the Bank due to possible borrower default and other general recourse provisions as follows:

                                                    Principal Loan Balance
  Principal Recourse Criteria:                       Subject to Recourse
                                                    ----------------------

A default occurs during the first four (4)
installments due and the default continues for
a period of ninety (90) days.                             $2,179,900
                                                          ==========

The repurchase price would include the outstanding principal loan balance and accrued interest, any servicing release fees and other costs. Management does not anticipate any unusual risk associated with this potential obligation.

  FORECLOSED REAL ESTATE:

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated disposal costs at the date of foreclosure. Fair value is determined on the basis of the property being sold in the normal course of business and not on a liquidation or distress basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in other expenses.

  PREMISES AND EQUIPMENT:

Land is stated at cost. Office equipment, furnishings, and buildings are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 31-1/2 years for buildings and five years for furniture and equipment. Additions to premises and equipment and major replacements are added to the accounts at cost. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in current operations.

  MARKETING EXPENSES:

The costs of marketing is expensed as incurred.

  DEFERRED ORGANIZATION COSTS:

Organization costs are amortized using the straight-line method over a period of five years from the commencement of operations.

Costs associated with the conversion to a national bank are amortized using the straight-line method over a period of twenty-five years.

  AMOUNTS DUE TO DEPOSITORY INSTITUTIONS:

The Bank invests excess funds on deposit at other depository institutions (including amounts intended for payment of issued and outstanding checks) on a daily basis in overnight interest-bearing accounts. Accordingly, issued and outstanding checks are recorded as a liability.

  INCOME TAXES:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The provision for income taxes of the Bank is recorded as if the Bank filed a separate return.

  RETIREMENT PLAN:

The Bank has a contributory 401(k) plan covering substantially all employees. Contributions to the plan are made on a matching basis of 50% up to a maximum of 6% of employees' plan contributions. Total contributions to the plan were $17,992, $17,054 and $17,247 for 1996, 1995 and 1994, respectively.

  LEASE COMMITMENTS:

The Bank has entered into operating lease agreements for land, buildings, and equipment used in operations. The agreements expire over various terms with the longest such term extending to the year 2013. Certain of the leases are subject to rent escalation provisions. In addition, the Bank pays maintenance, property taxes and insurance on the leased properties.

  EARNINGS PER SHARE:

Primary earnings per common share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of stock options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of common stock during the year. Earnings per share assuming full dilution was determined in the same manner as primary earnings per common share except that the year-end stock price was used. Earnings per share amounts for all periods presented reflect stock dividends granted.

  OFF-BALANCE-SHEET INSTRUMENTS:

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

  FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:

  Cash and short-term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

  Securities available-for-sale. Fair values for securities are based on quoted market prices.

  Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

  Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (CDS) approximate their fair values at the reporting date. Fair values for fixed-rate CDS are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

  Federal Home Loan Bank advances. Fair value of the advances are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

  Accrued interest and amounts due to depository institutions. The carrying amounts approximate their fair values.

  Off-balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

  OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS:

As a member of the Federal Reserve System, the Bank is required by regulation to maintain an average cash reserve balance with the Federal Reserve Bank or in vault cash. The average daily reserve balance requirement for December 31, 1996 was approximately $562,000.

At December 31, 1996, the Bank had due from bank balances in excess of federally insured limits in the amount of approximately $1,724,000.

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE:

Securities available-for-sale have been classified according to management intent.

The following is the amortized cost and fair value of securities available-for-sale at December 31, 1996:


                                           GROSS       GROSS
                             AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                               COST        GAINS       LOSSES       VALUE
                             ---------   ----------  ----------     ------

Mortgage-backed securities   $1,725,460        $ -   $(17,631)   $1,707,829

U.S.  Government securities      98,846          -          -        98,846

Federal Home Loan Bank stock    548,100          -          -       548,100

Federal Reserve Bank stock      130,300          -          -       130,300
                             ----------        ---    --------   ----------
Total                        $2,502,706        $ -    $(17,631)  $2,485,075
                             ==========        ===    ========   ==========

The following is the amortized cost and fair value of securities available-for-sale at December 31, 1995:

                                           GROSS       GROSS
                             AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                               COST        GAINS       LOSSES       VALUE
                             ---------   ----------  ----------     ------


Mortgage-backed securities   $2,086,381       $ -      $(31,169)  $2,055,212

Federal Home Loan Bank stock    444,300         -             -      444,300

Federal Reserve Bank stock      130,300         -             -      130,300
                             ----------      -----      --------  ----------
Total                        $2,660,981      $  -       $(31,169) $2,629,812
                             ==========      =====      ========  ==========

The mortgage-backed securities held at December 31, 1996 consist solely of GNMA Adjustable Rate Mortgage Securities and mature generally between 24 and 29 years. The actual lives of these securities may be shorter as a result of prepayments. The U.S. Government securities mature in 1997. Other securities consist of the required capital stock of the Federal Home Loan Bank and the Federal Reserve Bank and have no contractual maturity.

There were no realized gains or losses on sales of investment securities during the three year period ending December 31, 1996.

At December 31, 1996 and 1995, the Federal Home Loan Bank stock was pledged as collateral on the Federal Home Loan Bank advances.

NOTE 5 - LOANS RECEIVABLE:

Loans receivable at December 31, 1996 and 1995, consisted of the following

                                           1996                1995
                                           ----                ----
Real estate mortgage loans:
Permanent                              $51,402,196         $47,873,904
Construction                             9,346,027           8,058,175
Commercial                               9,833,048           7,115,480
                                        ==========          ==========
Total mortgage loans                    70,581,271          63,047,559
                                        ----------          ----------
Other loans:
Consumer loans                           8,717,516           8,669,229
Commercial loans                         2,988,014           3,507,794
                                        ----------          ----------
Total other loans                       11,705,530          12,177,023
                                        ----------          ----------
Total loans                             82,286,801          75,224,582

Less - loans in process                 (3,506,635)         (2,728,389)
                                       -----------         -----------
Loans receivable                       $78,780,166         $72,496,193
                                       ===========         ===========

The Bank's loan portfolio consists principally of adjustable rate residential first mortgage loans to individuals for single family homes in the northern two-thirds of Beaufort County. At December 31, 1996, the Bank's total loan portfolio included adjustable rate loans totaling approximately $12.9 million, having interest rate adjustments indexed to prime, and approximately $40.3 million of adjustable rate loans, having interest rate adjustments indexed to the one or three year U.S. Treasury bill adjusted to a constant maturity. Future market factors may, in certain instances, affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits and Federal Home Loan Bank advances that have been primarily utilized to fund these loans.

Transactions in the allowance for loan losses are summarized as follows:

                                 1996            1995          1994
                                 ----            ----          ----
Beginning balance             $ 470,198       $ 345,605     $ 238,000
Provision (charged to income)   162,000         192,000       178,500
Recoveries of charge-offs        26,993           2,883        11,824
Charge-offs                     (28,634)        (70,290)      (82,719)
                              ---------       ---------     ---------
Ending balance                $ 630,557       $ 470,198     $ 345,605
                              =========       =========     =========

Real estate mortgage loans include investments of $1,709,611 and $1,867,619 in participating interests of loans originated and serviced by other financial institutions as of December 31, 1996 and 1995, respectively.

Real estate mortgage loans exclude loans serviced for others of $4,392,204 and $1,886,761 as of December 31, 1996 and 1995, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

Impairment of loans having recorded investments of $389,663 at December 31, 1996, has been recognized in conformity with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. The average recorded investment in impaired loans during 1996 was $261,613. The total allowance for loan losses related to these loans was $48,340 at December 31, 1996. Interest income on impaired loans of $26,263 was recognized for cash payments received in 1996. No loans were considered impaired at December 31, 1995.

Loans having carrying values of $264,752 and $254,594 were transferred to foreclosed real estate in 1996 and 1995, respectively.

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1996 and 1995, consists of the following:


                                         1996              1995
                                         ----              ----
Cost:
 Land                               $  251,000         $  251,000
 Buildings and leasehold
  improvements                         457,405            428,622
 Equipment and furnishings           1,446,655          1,181,544
                                     ---------          ---------
     Total cost                      2,155,060          1,861,166
Less, accumulated depreciation
   and amortization                 (1,007,933)          (825,271)
                                    ----------         ----------
     Premises and equipment - net   $1,147,127         $1,035,895
                                    ==========         ==========

Depreciation expense charged to operations was $182,662, $172,094 and $156,146 in 1996, 1995, and 1994, respectively.

NOTE 7 - LEASES:

The Bank has entered into noncancelable operating leases for a main office facility and for additional office space and parking with a partnership in which certain of the Bank's directors are partners. The Bank has also entered into a lease with a member of the Bank's Board of Directors for a branch facility on Lady's Island, South Carolina. The leases require the Bank to pay for all utilities, property taxes and hazard insurance related to the leased properties.

The main office facility lease provides for a lease term of 20 years, expiring in 2013. The lease is subject to rent escalation provisions which are computed every five years during the life of the lease.

The Lady's Island branch facility lease provides for a five-year lease expiring in 1998.

During 1993, the Bank entered into a noncancelable operating lease for a telephone system for a term of four years.

Aggregate future minimum lease payments under all operating leases are as follows:

 Year ending December 31:

        1997                             $ 159,177
        1998                               144,950
        1999                               111,000
        2000                               111,000
        2001                               111,000
        Thereafter                       1,230,250
                                         ---------
             Total minimum payments      1,867,377
                                         =========

Total rental expense for the years ended December 31, 1996, 1995 and 1994 was approximately $161,000 for each of the three years.

NOTE 8 - DEPOSITS:

Certificates of deposits, each with a minimum denomination of $100,000, were approximately $10.5 million and $7.8 million at December 31, 1996 and 1995, respectively.

At December 31, 1996, the scheduled maturities of certificates of deposit are as follows (in thousands of dollars):

                         1997               $31,060
                         1998                 6,296
                         1999                   451
                         2000                   315
                         2001 and thereafter  1,167
                                            -------
                                Total       $39,289
                                            =======

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

The Bank has an $11 million line of credit with the Federal Home Loan Bank of Atlanta. At December 31, 1996 and 1995, advances from the Federal Home Loan Bank were $5.6 million and $1 million, respectively. At December 31, 1996, the maturity dates and interest rates on the advances were as follows:

 MATURITY DATE            INTEREST RATE AND TYPE       ADVANCE AMOUNT
 -------------            ----------------------               ------

 December 1997               6.95% variable              $4,650,000

 June 1998                   6.65% fixed                    500,000

 June 2001                   6.92% fixed                    450,000
                                                         ----------
                                                         $5,600,000
                                                         ==========

As security for advances, the Bank, under a blanket floating lien, is required to maintain qualifying mortgages with unpaid principal balances, when discounted at 75% of the unpaid principal balances, at least equal to 100% of its outstanding advances. All stock in the Federal Home Loan Bank is also pledged to secure these advances. Advance agreements contain penalty provisions for early repayment if current advance rates are lower than the interest rates on the advances being repaid.

Such borrowings under lines of credit during 1996 and 1995 are summarized as follows:

                                                  1996        1995
                                                  ----        ----

Maximum amount of advances at any month end    $5,600,000   $4,500,000
                                               ----------   ----------
Average borrowings during the year             $2,649,727   $2,377,834
                                               ----------   ----------
Weighted average interest rate during the year       5.85%        6.16%
                                                     ----         ----
NOTE 10 - INCOME TAXES:

The Company files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes for the three years ended December 31, 1996 consists of the following:

                                      1996         1995        1994
                                      ----         ----        ----
Currently payable:
Federal                             $336,524     $407,503    $277,905
State                                 29,967       58,493      54,056
                                    --------     --------    --------
Total                                366,491      465,996     331,961
                                    --------      -------    --------
Deferred tax benefit:
Federal                              (40,046)     (99,863)    (26,133)
State                                 (3,947)     (15,456)     (3,028)
                                    --------    ---------   ---------
Total                                (43,993)    (115,319)    (29,161)
                                    --------     --------    --------
Total income taxes                  $322,498     $350,677    $302,800
                                    --------     --------    --------
Effective tax rate             39.2%        40.0%       36.8%
                               =====        =====       =====

The provision for income taxes for 1996, 1995, and 1994 differed from amounts computed by applying the statutory federal rate to income before income taxes as follows:

                                         1996        1995        1994
                                         ----        ----        ----
Income taxes at statutory rate on
   pre-tax income                     $279,925      $298,348   $279,967

Increase (reduction) of taxes:
   State income taxes, net of federal
    tax benefit                         26,650        28,404     33,678

   Other, net                           15,923        23,925    (10,845)
                                      --------      --------   --------
  Total provision                     $322,498      $350,677   $302,800
                                      ========      ========   ========

 The sources of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                        1996              1995
                                        ----              ----
 Gross deferred assets:
   Allowance for loan losses          $222,233          $173,186
   Foreclosed real estate                    -             7,319

   Deferred loan fees                        -             2,347

   Unrealized losses on securities
    available-for-sale                   6,700            11,844
                                       -------           -------
  Total                                228,933           194,696
                                       -------           -------
 Gross deferred liabilities:
   Federal Home Loan Bank
    stock dividends                    (43,551)          (43,551)
   Other                                  (210)           (4,821)
                                      --------          --------
       Total                           (43,761)          (48,372)
                                      --------          --------
  Net deferred tax asset              $185,172          $146,324
                                      ========          ========

As disclosed in Note 1, on June 5, 1995, the Bank completed a plan of conversion from a federally chartered stock savings bank to a national bank. Prior to this date, the Bank was subject to the South Carolina income tax regulations pertaining to savings and loan associations and therefore, a 6% tax. As a national bank, the Bank is subject to a 4.5% South Carolina bank tax. Such change in the Bank's tax status did not have a material effect on the financial statements.

NOTE 11 - STOCK OPTIONS:

Options to purchase shares of the Company's common stock have been granted to its directors and officers. Upon the acquisition of the Bank by the Company, all options granted under the stock option plan of the Bank remain in effect under the stock option plan of the Company with no change in the terms. Information concerning the options outstanding is summarized as follows (all amounts have been retroactively restated for stock dividends):

                     .........1996..........    ......1995............
                                    OPTION                     OPTION
                                    PRICE                      PRICE
                      SHARES      PER SHARE     SHARES       PER SHARE
                      ------      ---------     ------       ---------
Outstanding,
 January 1            88,793    $7.05 - 12.38   99,808     $5.88 - 11.33
  Granted              9,160    11.33 - 12.38    6,011     11.33 - 12.38
  Exercised           (2,001)            9.00  (17,026)     5.88 - 7.05
                      ------                    ------
Outstanding,
 December 31          95,902     7.05 - 12.38   88,793      7.05 - 12.38
                      ======                    ======
Exercisable,
 December 31          71,757                    71,757
                      ======                    ======

The Company accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123) was issued and is effective for transactions entered into after December 15, 1995. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. The Company elected to continue to account for stock-based compensation using the intrinsic value method SFAS 123 did not have an impact on the Company's results of operations or financial position.

NOTE 12 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

The Bank, as a national bank, is subject to certain restrictions regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of the Bank's net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1996, $1,506,400 of the Bank's retained earnings are available for distribution to the Company as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to the Company unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Bank to the Company in the form of loans or advances approximated $1,397,000 at December 3l, 1996.

NOTE 13 - RELATED PARTY TRANSACTIONS:

During 1996 and 1995, the Bank had loan relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Total loans outstanding to this group (including immediate families and business interests) amounted to $1,416,864 at December 31, 1996, and $1,464,669 at December 31, 1995. During 1996, $339,437 of new
loans were made to this group.  Repayments of $387,242 were made during 1996.

Related party deposits totaled approximately $2,450,000 and $1,891,000 at December 31, 1996 and 1995, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Bank is involved at times in various litigation arising out of the normal course of business. In the opinion of the Bank's legal counsel, there is no pending or threatened litigation of any material consequence at this time.

The Company has entered into contracts that provide for contract buyouts of certain employees in the event of a change in control of ownership of the Company.

As a former federal savings bank, the Bank's deposits are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. To recapitalize the reserves of SAIF, a special assessment on institutions with SAIF-insured deposits was approved by the Congress. The Bank expensed approximately $445,000 for the special assessment during 1996.

NOTE 15 - FINANCIAL INSTRUMENTS:

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit, interest-rate, or liquidity risk in excess of the amounts recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  COMMITMENTS TO EXTEND CREDIT:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit at fixed rates exposes the Bank to some degree of interest-rate risk. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include real property, equipment and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit outstanding at December 31, 1996, expire in 1997. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer. The Bank has not been required to perform on any financial guarantees during the past three years and has not incurred any losses on its commitments during the past three years.

The estimated fair value of the Bank's financial instruments at December 31, 1996 and 1995, are as follows:

                                  1996                     1995
                                  ----                     ----
                         CARRYING      FAIR       CARRYING      FAIR
                          AMOUNT       VALUE       AMOUNT       VALUE
                         --------      -----      --------      -----
Financial assets:
  Cash and cash
   equivalents          $7,871,028  $7,871,028   $5,546,368   $5,546,368
  Time deposits with
   banks                   199,177     199,177      199,000      199,000

  Securities
   available-for-sale    2,485,075   2,485,075    2,629,812    2,629,812
  Loans receivable      78,149,609  79,079,805   72,025,994   72,348,689
  Accrued interest
   receivable              502,412     502,412      496,445      496,445

Financial liabilities:
  Deposits              78,300,019  78,426,021   74,904,925   75,133,497
  Federal Home Loan
   Bank advances         5,600,000   5,601,896    1,000,000      999,807
  Amounts due to
   depository
   institutions            200,117     200,117      238,090      238,090

Unrecognized financial
 instruments:
 Commitments to extend
  credit                 3,163,315   3,163,315    2,293,691    2,293,691
 Lines of credit         8,211,780   8,211,780    6,586,944    6,586,944
 Standby letters of
  credit                   193,725     193,725      100,100      100,100

NOTE 16 - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notifications from the Office of the Comptroller of the Currency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's categories.

The Company's actual capital amounts and ratios are also presented in the table as follows (in thousands of dollars):

At December 31, 1996:
                                                          MINIMUM REQUIRED
                                     MINIMUM REQUIRED  TO BE WELL CAPITALIZED
                                        FOR CAPITAL         UNDER PROMPT
                        ACTUAL       ADEQUACY PURPOSES       CORRECTIVE
                        ------       -----------------    ACTION PROVISIONS
                                                           -----------------
                     AMOUNT  RATIO   AMOUNT     RATIO     AMOUNT      RATIO
                     ------  -----   ------     -----     ------      -----
 Total Capital (to
   Risk Weighted
   Assets)           $7,520  11.9%   $5,054     8.0%      $6,317      10.0%

 Tier I Capital (to
   Risk Weighted
   Assets)           $6,889  10.9%   $2,527     4.0%      $3,790       6.0%

 Tier I Capital (to
   Average Assets)   $6,889   7.7%   $3,578     4.0%      $4,472       5.0%

At December 31, 1995, the Company met all of its regulatory capital requirements. The Company's risk-weighted assets were approximately $53,318,000. Its total Tier I capital was approximately $6,407,000 or 12.02% of risk-weighted assets. Total capital was approximately $6,877,000 or 12.9% of risk-weighted assets.

NOTE 17 - CONCENTRATION OF CREDIT RISK:

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Beaufort County, South Carolina, and the surrounding area.

The contractual amounts of credit-related financial instruments such as commitments to extend credit and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

NOTE 18 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for FirstBancorporation, Inc. (parent company only).

                                  DECEMBER 31,        DECEMBER 31,
                                     1996                 1995
                                     ----                 ----
 Balance Sheet:
   Assets:
    Cash                         $   19,394          $      100
    Investment in banking
     subsidiary                   6,943,854           6,518,332
    Other assets                     39,589              38,567
                                  ---------           ---------
      Total assets                7,002,837           6,556,999
                                  =========           =========
   Liabilities:
    Amounts due to banking
     subsidiary                  $        -          $   39,535

    Stockholders' equity          7,002,837           6,517,464
                                  ---------           ---------
     Total liabilities and
      stockholders' equity        7,002,837           6,556,999
                                  =========           =========

                                  DECEMBER 31,        DECEMBER 31,
                                     1996                 1995
                                     ----                 ----
 Statement of Income:
   Dividends from banking
     subsidiary                   $  61,125              $     -

 Expenses:
   Amortization                       7,887                1,315
   Other                             20,304                    -
                                  ---------              -------
 Income before equity in
   undistributed earnings
   of subsidiary                     32,934               (1,315)

 Applicable income tax benefit        8,908                  447

 Equity in undistributed earnings
  of subsidiary                     458,970              527,686
                                  ---------           ----------
    Net income                    $ 500,812           $  526,818
                                  =========           ==========
 Statement of Cash Flows:
   Cash flows from operating
    activities:

    Net income                    $ 500,811           $  526,818

    Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

     Amortization expense             7,887                1,315
     Increase in other assets        (8,909)             (39,882)
     Increase (decrease) in
      other liabilities             (39,535)              39,535
     Undistributed earnings of
      subsidiary                   (458,970)            (527,686)
                                    -------              -------
       Net cash provided by
        operating activities          1,284                  100

   Cash flows from financing
    activities:

    Common stock issued             18,010                     -
                                    ------                   ---
   Net increase in cash and
    cash equivalents                19,294                   100

   Cash at beginning of year           100                     -
                                    ------                   ---
   Cash at end of year              19,394                   100
                                    ======                   ===

 THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING FINANCIAL STATEMENTS
 -------------------------------------------------------------------------

                               Exhibit 21

                      Subsidiaries of the Registrant

 Parent
 ------
 FirstBancorporation, Inc.

                                Percentage        Jurisdiction or
 Subsidiaries                  Of Ownership       State of Incorporation
 ------------                  ------------       -----------------------
 FirstBank, N.A.                   100%                United States

 ______________
 (a) The operation of the Company's wholly owned subsidiary is included in the Company's Financial statements contained in the Annual Report attached hereto as Exhibit 13.

                                     EXHIBIT (99)

                     AUDIT REPORT OF DELOITTE & TOUCHE, LLP

Deloitte & Touche LLP 1200 NationsBank Plaza
7 North Laurens Street
Greenville, South Carolina 29601

INDEPENDENT AUDITORS' REPORT

The Savings Bank of Beaufort County, F.S.B.:

We have audited the statements of income, changes in stockholders' equity, and cash flows of The Savings Bank of Beaufort County, F.S.B. (the Bank) for the year ended December 31, 1994. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of the Bank's operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

January 31, 1995