Form 10QSB
period 1997-03-31
FIRSTBANCORPORATION INC
filed 1997-05-15
CIK 1011588

United States
                 Securities and Exchange Commission
                      WASHINGTON, D.C.   20549


                          FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED March 31, 1997

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

                       Yes  [X]       No  [ ]


The number of outstanding shares of the issuer's $.01 par value common stock as of May 12, 1997 is 690,323.

                             INDEX FORM 10-QSB

                                    Part I

Page
       Item 1.  Financial Statements and Related Notes---------3-6
       Item 2.  Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations ------------------------7-11

                                    Part II

       Item 1.  Legal Proceedings -----------------------------12
       Item 2.  Changes in Securities -------------------------12
       Item 3.  Defaults upon Senior Securities ---------------12
       Item 4.  Submission of Matters to a Vote
                 of Security Holders --------------------------12
       Item 5.  Other Information -----------------------------12
       Item 6.  Exhibits and Reports on Form 8-K --------------12

                Signatures ------------------------------------13

PAGE

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
BALANCE SHEETS (Unaudited)
(Dollars in thousands)

                                              March 31,         December 31,
                                              1997              1996
                                              --------          --------
ASSETS
Cash and amounts due from banks               $4,772            $4,721
Interest bearing overnight deposits            1,259             3,150
Other short-term investments                     199               199
Securities available for sale                  2,146             2,485
Loans available for sale                         140               663
Loans                                         81,285            78,780
       Less allowance for loan losses           (661)             (630)
                                             -------           -------
        Net loans                             80,624            78,150
                                             -------           -------
Premises and equipment                         1,266             1,147
Accrued interest receivable                      459               502
Real estate owned-acquired through foreclosure   222               228
Deferred organizational costs                    132               135
Other assets                                     471               353
                                             -------           -------
    Total assets                             $91,960           $91,733
                                             =======           =======

LIABILITIES AND STOCKHOLDERS  EQUITY
Liabilities
    Deposits                                 $79,681           $78,300
    Federal Home Loan Bank Advances            4,350             5,600
    Amounts due depository institutions           87               200
    Accrued interest payable                     149               119
    Advances from borrowers for taxes
     and insurance                               114                76
    Other liabilities                            342               393
                                             -------           -------
        Total liabilities                    $84,723           $84,688
                                             =======           =======
Stockholders  Equity
 Preferred stock - $.01 par value; shares
  authorized - 1,000,000, issued and
  outstanding - none
Common stock - $.01 par value; shares
  authorized - 3,000,000, issued and
  outstanding - 690,323 - 3/31/97;
  627,587 - 12/31/96.                        $     6           $     6

Additional paid-in capital                     5,441             5,441
 Unrealized gain (loss) on securities
  available-for-Sale, net of applicable
  deferred income taxes                          (13)              (13)
Retained earnings                              1,803             1,608
                                            --------          --------
    Total stockholders  equity              $  7,237          $  7,045
                                            --------          --------
    Total liabilities and stockholders'
     equity                                 $ 91,960          $ 91,733
                                            ========          ========

                                       3
PAGE

STATEMENTS OF INCOME FOR THE PERIODS ENDED
March 31, 1997 and 1996 (Unaudited)
(Dollars in thousands, except per share amounts)

                                          Three                  Three
                                          Months                 Months
                                          Ended                  Ended
                                          3/31/97                3/31/96
                                          -------                -------

Interest income
Interest on mortgage loans                $1,263            $1,191
Interest on other loans                      449                    364
Interest on investments                       65                     76
                                          ------                 ------
    Total interest income                  1,777                  1,631
                                          ------                 ------
Interest expense
Interest on deposits                         778                    781
Interest on FHLB advances                     50                     17
                                          ------                 ------
    Total interest expense                   828                    798

Net interest income                          949                    833
                                          ------                 ------
Provision for loan losses                     30                     51
                                          ------                 ------

Net interest income after
provision for loan losses                    919                    782

Non interest income
Service charges on deposit accounts          120                    101
Other non interest income                     79                     78
                                          ------                 ------
   Total non interest income                 199                    179

Non interest expense
Compensation and benefits                    407                    366
Occupancy                                    120                    108
Data processing                               56                     39
Other non interest expense                   223                    187
                                          ------                 ------
    Total non interest expense               806                    700

Net income (loss) before taxes               312                    261
                                          ------                 ------
Income tax expense                           118                     99
                                          ------                 ------
    Net income (loss)                     $  194                 $  162
                                          ======                 ======

Net income (loss) per primary share       $  .27                 $ 0.22
                                          ======                 ======
Net income (loss) per fully diluted share $  .27                 $ 0.22
                                          ======                 ======

PAGE

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
March 31, 1997 and 1996 (unaudited)
(Dollars in thousands)

                                                 Three months     Three months
                                                 Ended            Ended
                                                 3/31/97          3/31/96
                                                 -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $  194            $  162
Adjustments to reconcile net income to cash
    provided by operating activities:
Depreciation and amortization                        28                49
Provision for loan losses                            30                51
Decrease (increase) in interest receivable           44                (4)
Decrease (increase) in prepaid expenses &
    other assets                                   (121)              (46)
Originations of loans sold to investors           1,607             1,847
Proceeds from sales of loans to investors        (1,607)           (1,847)
Increase (decrease) in accrued interest payable      30                27
Increase (decrease) in accounts payable and
    accrued expenses payable                        (69)               71
Increase (decrease) in other liabilities             25                (4)
                                                 ------            ------
Net cash provided by operating activities           161               306


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities                     0                 0
Maturities of investment securities                   0                 0
Principal repayments of mortgage-backed
 securities                                          69                98
Purchase of Federal Home Loan Bank/
 Federal Reserve
    Bank stock and dividends received                 0              (104)
Loans originated or acquired, net                (1,977)           (1,219)
Capital expenditures                               (145)              (16)
Proceeds from sales of fixed assets                   0                 0
Proceeds from sales of real estate owned              0               205
                                                 ------            ------
    Net cash used for investing activities       (2,053)           (1,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in non interest bearing demand accounts    216               (88)
Increases (decrease) in Now, money market and
    Savings accounts                              1,635            (1,517)
(Increase) decrease in certificates
 of deposit, net                                   (473)              742
Proceeds from Federal Home Loan Bank Advances     2,000                 0
Repayment of Federal Home Loan Bank Advances     (3,250)           (1,000)

(Decrease) increase in amounts
 due to depositories                               (113)             (244)
Increase in advances from borrowers for taxes
     and insurance                                   37                30
                                                 ------            ------
Net cash provided by financing activities            52             1,446
                                                 ------            ------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                             (1,840)              717

CASH EQUIVALENTS, BEGINNING OF PERIOD             7,871             5,546
                                                 ------            ------

CASH EQUIVALENTS, END OF PERIOD                  $6,031            $6,263
                                                 ======            ======

                                             5
PAGE

NOTES TO FINANCIAL STATEMENTS

1. On October 31, 1996, FirstBank, N.A. ("Bank"), (formerly The Savings Bank of Beaufort County, FSB) reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. ("Company"). As a result of the reorganization, each issued and outstanding share of common stock, $5.00 par value per share, of the Bank was converted into one share of common stock, $.01 par value per share, of the Company. The Company's principal business is its investment in the Bank and, therefore, the assets and liabilities of the Company on a consolidated basis are substantially those of the Bank.

2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1996 appearing in the 1996 Annual Report of FirstBancorporation, Inc. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Primary earnings per share are based on the weighted average number of shares outstanding, giving retroactive effect to stock dividends and the assumed exercise of grants under stock option plans which are exercisable within five years. The number of shares outstanding for prior periods has been restated to give effect to prior stock dividends which should have reduced the exercise price of the stock options. Fully diluted earnings per share assume the exercise of all grants under the incentive stock option plan. Primary and fully diluted earnings per share are based on 722,415 shares and 723,966 shares outstanding respectively for the three months ended March 31, 1997.

4. Loan Commitments - At March 31, 1997, the Bank had total unused loan commitments outstanding of $11,019,000 which were comprised of construction and commercial unfunded lines of $3,187,000, unfunded consumer lines of credit of $7,643,000 and letters of credit issued totaling $189,0000. In the normal course of business, the Bank issues loan commitments to customers at market rates of interest. The Bank s general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At March 31, 1997, all fixed rate residential loan commitments were covered by commitments from investors for sale.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

                                 6
PAGE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

     During the first three months of the 1997 year, total assets were relatively unchanged with an increase of $227,000 from December 31, 1996. During this period, the Bank's deposits increased by $1,381,000 and its Federal Home Loan Bank advances decreased by $1,250,000. Current assets in the form of cash and short term investments and increased deposits funded net loan growth of $2,474,000. Real estate owned at 3/31/97 consisted primarily of two construction loans on single family homes.

     The Company had a net income for the three month period ended March 31, 1997 of $194,000, or $.27 per share, as compared to a net income of $162,000, or $.22 per share, for the first quarter of 1996. Interest income for the current quarter was $146,000 greater than that of the prior year's period and is primarily attributable to an increase in average interest earning assets of $5,818,000 during the current quarter. Interest expense increased by $30,000 during the current quarter as average interest bearing liabilities increased by $3,354,000. The higher volume of interest bearing liabilities was partially offset by a lower rate paid on interest bearing liabilities during the current quarter. Net interest income (interest income less interest expense) for the current quarter was $116,000 greater than net interest income for the quarter ended March 31, 1996. The Bank provided $30,000 in provision for loan losses during the current quarter as compared to $51,000 during the first quarter of 1996. At March 31, 1997 the Bank's allowance for loan losses totaled $661,000 or .81% of total loans as compared to $519,000 or .70% of total loans at March 31, 1996. The Bank reviews its substandard and non accrual loans at least quarterly to estimate losses and makes an assessment of losses based on historical experience and its assessment of future economic conditions for the balance of the portfolio by loan category. The Bank's loan portfolio is concentrated in lower risk (relative to non-residential mortgage loans) 1-4 residential first mortgage loans. Such loans comprise 71% of total loans outstanding at March 31, 1997. Consumer loans, including open ended home equity consumer loans, totaled 10% of total loans while other real estate loans totaled 13% and commercial loans totaled 6% of loans at March 31, 1997.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

     Asset/Liability management is the process by which the Bank monitors and controls the pricing, mix and maturity of its assets and liabilities. An essential purpose of asset/liability management is to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves managing this mix so that the Bank can meet its demands for cash in a timely manner. The Bank uses a number of tools to manage its liquidity including maintaining adequate current asset levels (particularly cash, cash equivalents and overnight investments), pricing deposits appropriately and ensuring the availability of sources for borrowed funds (primarily from the FHLB). Current assets, including cash and due from accounts and overnight investments decreased approximately $1,840,000 during the year to date. This, along with deposit growth of $1,381,000 funded loan growth during the first three months The Bank also reduced FHLB advances by $1,250,000 during the period. At March 31, 1997, the Bank had total credit lines of $11 million at the FHLB-Atlanta to assist in meeting liquidity needs. The interest rates paid on these borrowings are from time to time higher than the rates generally paid to deposit customers. Management sees this capacity as a tool in its overall asset/liability strategy of managing pricing and liquidity.

     The Bank has total unused lines of credit outstanding of $9,618,000 excluding undisbursed portions of construction loans in process as compared to $7,400,000 outstanding at March 31, 1996. See Note 4 for additional information.

     The Bank continues to monitor its interest rate risk through policies designed to match the maturities of interest-earning assets and interest-bearing liabilities. One

                                7
PAGE
measure of the Bank's interest sensitivity is using a static gap analysis which compares repricing interest-earning assets and interest-bearing liabilities for specific time intervals. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The following table shows the Bank's interest sensitivity position at March 31, 1997.



Interest Sensitivity Position
March 31, 1997                 Year 1    Years 2    Years 4    Year 8+  Total
(Dollars in thousands)                   and 3      thru 7

Interest earning assets
Loans                          $48,034   $20,067   $ 5,074    $8,110   $81,285
GNMA MBSs                        1,638         0         0         0     1,638
Overnight and other
 investments                     2,246         0         0       130     2,376
                               -------    ------   -------    ------   -------
Total interest earning assets   51,918    20,067     5,074     8,240    85,299

Interest Bearing Liabilities
Deposits                        46,394    20,450     5,506              72,350
FHLB Borrowings                  3,400       450       500         0     4,350
                                ------    ------    ------    ------   -------
Total interest bearing
      liabilities               49,794    20,900     6,006         0    76,700
Asset (liability) Gap
 position                      $ 2,124  ($   833)     (932)   $8,240  $  8,599
                               =======  ========    ======    ======  ========

Cumulative Gap Position        $ 2,124   $ 1,291     $ 359    $8,599
Cumulative Gap to Total        =======  ========    ======    ======
Earning
    Assets                        2.39%     1.41%      .31%     9.52%
                               =======   =======    ======    ======

(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.
(2) NOW, money market and savings accounts are considered interest-sensitive.
(3) Repricing considerations for regular savings accounts are based on estimated decay rates for the Bank.

     As of March 31, 1997, the Bank's interest-earning assets that reprice within one year totaled $51,918,000 while interest-bearing liabilities repricing within one year totaled $49,794,000 This resulted in a positive gap position of $2,124,000 or 2.39% of total interest-earning assets.

PAGE

YIELDS EARNED AND RATES PAID

     The following table is a comparison of the three months ended March 31, 1997 and 1996.

Average balances and yields earned versus rates paid
Quarter ended March 31, 1997 compared to 1996
(Dollars in thousands)

                             Average        Interest Earned    Annualized
                             Balance           or Paid          Yield/Rate
                                  For the quarter ended March 31,
                          1997       1996    1997     1996     1997    1996
                          ----       ----    ----     ----     ----    ----
Assets
Interest-earning
 assets
Loans                   $79,985    $73,301  $1,712   $1,555    8.56%   8.49%
Investments               4,371      5,237      65       76    5.95%   5.80%
                        -------    -------  ------   ------    ----    ----
 Total earning assets/
    Income earned        84,356     78,538   1,777    1,631    8.43%   8.31%
Non-earning assets        6,509      5,389
                         ------     ------
    Total assets        $90,865    $83,927
                        =======    =======

Liabilities
Interest bearing
 deposits               $71,101    $70,012  $  778    $ 781    4.39%   4.47%
Borrowings                3,419      1,154      50       17    5.87%   5.91%
                        -------    -------  ------    -----    ----    ----
Interest bearing
deposits and
borrowings/expense       74,520     71,166     828      798    4.46%   4.50%
Non-interest-bearing
Liabilities               9,261      6,173
Stockholders' Equity      7,084      6,588
                        -------    -------
Total Liabilities and
  Stockholders  Equity  $90,865    $83,927
                        =======    =======

Net interest income                          $ 949    $ 833
                                             =====    =====
Interest Rate Spread(1)                                        3.97%   3.81%
Net yield on average(1)
  interest earning assets (1)                                  4.50%   4.24%


(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest bearing liabilities. Net yield on average interest earning assets is net interest income divided by total interest earning assets.


     Net interest income increased by $116,000 during the current year s quarter as a result of the combined effects of a greater net interest rate spread and a higher volume of interest earning assets. Yield on interest earning assets increased by .12% during the current year s quarter and the rate paid on interest bearing liabilities decreased by .04% resulting in an increase in the net interest rate spread of .16% over the same period last year. Total interest earning assets increased by $5,818,000 while interest bearing liabilities increased by $3,354,000 from first quarter 1996.



                                9
PAGE

NON INTEREST INCOME

     During the three month period ended March 31, 1997, total non interest income was $199,000 as compared to $179,000 during the same 1996 period. Non interest income in the current quarter consisted primarily of service charges on deposit accounts of $120,000 as compared to $101,000 in the first quarter of 1996. First quarter rental income from the Bluffton branch was $7,000 in both 1997 and 1996. Gains on the sale of loans to investors (servicing released premiums and fees allowed as income when a loan is sold to an investor) totaled $52,000 in the first quarter of 1997 versus $41,000 in the first quarter of 1996. The March 31, 1996 quarter included a gain on sale of real estate owned of $12,000 versus $0 in the March 31, 1997 quarter.


NON INTEREST EXPENSES

Other non interest expenses for the periods ended March 31, 1997 and March 31, 1996 are compared and detailed in the table below.
(Dollars in thousands)


                                  3 Months               3 Months
                                    Ended                  Ended
                                   3/31/97                3/31/96
                                 ---------              ----------
Other Expenses
 Compensation and Benefits        $   407                   366
 Occupancy                            120                   108
 Marketing                             22                    13
 Data Processing                       56                    39
 FDIC Insurance                        16                    42
 Professional Fees                     27                    24
 Supplies and Printing                 39                    13
 Telephone and Postage                 40                    25
 Loan costs deferred                  (17)                  (47)
 Other Misc. Expenses                  96                   117
                                   ------                ------
Total Other Expenses                  806                   700
                                   ======                ======

     Other non interest expenses increased by 15% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. During the current period the Bank charged $13,000 in equipment depreciation expenses included in occupancy costs for costs related to a change in data processing systems. Salary costs were higher as a result of a higher staffing complement and because of increased overtime expense. Data processing fees and supplies and printing were higher because of costs associated with the data processing conversion.

CAPITAL RESOURCES

For regulatory purposes, the Bank is required to maintain a minimum of level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the Bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity of the Bank to be reduced below its capital requirements. As of March 31, 1997, the Bank met all of its risk-based capital requirements and met the definition of a well capitalized institution under the OCC s regulation entitled Prompt and Corrective Action.
                             10
PAGE

The table below outlines the capital ratios of the Bank under the capital regulations of the Office of the Comptroller of the Currency and the dollar amounts of capital maintained by the Bank at March 31, 1997.


                                           At  3/31/97
                                           -----------
Total Risk-Based Capital                   $ 7,751,000
Risk-Based Capital/Risk Weighted Assets         12.20%

Tier 1 Risk-Based Capital                  $ 7,090,000
Tier 1 Risk-Based Capital/Risk Weighted
     Assets                                     11.16%

Tangible Equity Capital                    $ 6,649,000
Tangible Equity Capital/Total Assets             7.48%


Total equity for the Company at March 31, 1997 was $7,237,000 or 7.87% of total assets outstanding.
                                      11
PAGE

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There were no material legal proceedings pending or settled during the quarter in which the Company or the Bank was a party.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

There were no changes made in the rights of security holders or in the securities of the Company during the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

The Company has not issued any instruments of indebtedness which constitute securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote by security holders during the quarter.

ITEM 5.  OTHER INFORMATION
--------------------------

There were no matters of the registrant which required reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

  No exhibits are applicable.
  No reports on Form 8-K were filed during the quarter under report.

                                 12
PAGE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FirstBancorporation, Inc.



DATED: May 12, 1997             /s/James A. Shuford, III
                                ----------------------------------
                                     James A. Shuford, III
                                     Chief Executive Officer



DATED: May 12, 1997             /s/James L. Pate, III
                                ----------------------------------
                                     James L. Pate, III
                                     Chief Financial Officer