Form 10QSB
period 1997-06-30
FIRSTBANCORPORATION INC
filed 1997-08-12
CIK 1011588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to ______________

                         COMMISSION FILE NUMBER 0-28106

                            FIRSTBANCORPORATION, INC.

            (Exact name of registrant as specified in its charter)

  South Carolina                                 57-1033905
  --------------                                 ----------
 (State or other jurisdiction of       (IRS Employer Identification No.)
  incorporation or organization)

  1121 Boundary Street P.O. Box 2147, Beaufort, S.C.      29901-2147
  --------------------------------------------------      ----------
  (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code     803-521-5600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]       No  [ ]


The number of outstanding shares of the issuer's $.01 par value common stock as of July 31, 1997 is 690,323.

                             INDEX FORM 10-QSB

                                    Part I
                                                                  Page
       Item 1.  Financial Statements and Related Notes----------  3-6
       Item 2.  Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations ---------------------------7-12

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

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1997        1996
ASSETS                                                  --------    --------
Cash and amounts due from banks                          $ 3,655     $ 4,721
Interest bearing overnight deposits                          683       3,150
Other short-term investments                                 195         199
Securities available for sale                              2,261       2,485
Loans available for sale                                     484         663
Loans                                                     83,433      78,780
  Less allowance for loan losses                            (685)       (630)
                                                        --------    --------
  Net loans                                               82,748      78,150
                                                         -------     -------
Premises and equipment                                     1,308       1,147
Accrued interest receivable                                  485         502
Real estate owned-acquired through foreclosure               115         228
Deferred organizational costs                                129         135
Other assets                                                 391         353
                                                         -------     -------
    Total assets                                         $92,454     $91,733
                                                         =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                             $79,128     $78,300
    Federal Home Loan Bank Advances                        4,800       5,600
    Amounts due depository institutions                      298         200
    Accrued interest payable                                 179         119
    Advances from borrowers for taxes and insurance          137          76
    Other liabilities                                        425         393
                                                         -------     -------
        Total liabilities                                $84,967     $84,688
                                                         -------     -------
Stockholders' Equity
 Preferred stock - $.01 par value; shares authorized-
  1,000,000, issued and outstanding - none
Common stock - $.01 par value; shares authorized-
  3,000,000, issued and outstanding-690,323-6/30/97;
  627,587 - 12/31/96.                                    $     7           6

Additional paid-in capital                                 5,440       5,441
 Unrealized gain (loss) on securities available-for-
    Sale, net of applicable deferred income taxes             (6)        (10)
Retained earnings                                          2,046       1,608
                                                          ------     -------
    Total stockholders' equity                           $ 7,487     $ 7,045
                                                         -------     -------
    Total liabilities and stockholders' equity           $92,454     $91,733
                                                         =======     =======

STATEMENTS OF INCOME FOR THE PERIODS ENDED
JUNE 30, 1997 AND 1996 (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  THREE     THREE     SIX       SIX
                                  MONTHS    MONTHS    MONTHS    MONTHS
                                  ENDED     ENDED     ENDED     ENDED
                                  6/30/97   6/30/96   6/30/97   6/30/96
Interest income                   ------    ------    ------    ------
Interest on mortgage loans        $1,511    $1,239    $2,988    $2,430
Interest on other loans              281       380       516       744
Interest on investments               64        75       129       151
                                  ------    ------     -----    ------
    Total interest income          1,856     1,694     3,633     3,325
                                  ------    ------     -----    ------

Interest expense
Interest on deposits                 800       769     1,578     1,551
Interest on FHLB advances             76        26       127        42
                                  ------    ------     -----    ------
    Total interest expense           876       795     1,704     1,593
                                  ------    ------     ------   ------

Net interest income                  980       899     1,929     1,732
                                  ------    ------    ------    ------
Provision for loan losses             30        51        60       102
                                  ------    ------    ------    ------

Net interest income after
provision for loan losses            950       848     1,869     1,630
                                     ---    ------    ------    ------

Non interest income
Service charges on deposit
accounts                             140       113       260       213
Other non interest income             91        80       171       159
                                  ------    ------    ------    ------
   Total non interest income         231       193       431       372

Non interest expense
Compensation and benefits            398       379       805       744
Occupancy                            127       107       247       215
Data processing                       60        38       158        77
Other non interest expense           199       222       380       412
                                  -------   ------    ------    ------
    Total non interest expense       784       746     1,590     1,448

Net income (loss) before taxes       397       295       710       554
                                  -------   ------    ------    ------
Income tax expense                   153       115       272       213
                                  -------   ------    ------    ------
    Net income (loss)             $  244    $  180      $438      $341
                                  =======   ======    ======    ======


Net income (loss) per primary
share                             $  .34    $ 0.25    $ 0.61     $0.47
                                  =======   ======    ======     =====
Net income (loss) per fully
diluted share                     $  .34    $ 0.25    $ 0.61     $0.47
                                  =======   ======    ======     =====

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
JUNE 30, 1997 AND 1996 (UNAUDITED)                    SIX MONTHS      SIX MONTHS
(DOLLARS IN THOUSANDS)                                  ENDED           ENDED
                                                        6/30/97         6/30/96
CASH FLOWS FROM OPERATING ACTIVITIES                    ------          ------
Net income                                             $   438         $   341
Adjustments to reconcile net income to cash
    provided by operating activities:
Depreciation and amortization                              101              89
Provision for loan losses                                   60             102
Decrease (increase) in interest receivable                  (9)            (21)
Decrease (increase) in prepaid expenses & other assets    (106)            (56)
Originations of loans sold to investors                  4,144           3,429
Proceeds from sales of loans to investors               (4,144)         (3,429)
Increase (decrease) in accrued interest payable             60               1
Increase (decrease) in accounts payable and
    accrued expenses payable                               (70)            (17)
Increase (decrease) in other liabilities                    (1)           (738)
                                                       -------         --------
Net cash provided by operating activities                  475            (299)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities                          (94)              0
Maturities of investment securities                        200               0
Principal repayments of mortgage-backed securities         121             206
Purchase of Federal Home Loan Bank/Federal Reserve
    Bank stock and dividends received                        0            (104)
Loans originated or acquired, net                       (4,242)         (6,565)
Capital expenditures                                      (277)            (68)
Proceeds from sales of real estate owned                   112             443
                                                        ------            ----
    Net cash used for investing activities              (4,180)         (6,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in non interest bearing demand accounts           100            (642)
Increases (decrease) in Now, money market and
    Savings accounts                                     1,143           2,889
(Increase) decrease in certificates of deposit, net       (430)          1,509
Proceeds from Federal Home Loan Bank Advances            6,750           9,800
Repayment of Federal Home Loan Bank Advances            (7,550)         (6,000)


(Decrease) increase in amounts due to depositories          98             301
Increase in advances from borrowers for taxes
     and insurance                                          60              73
                                                           ---            ----
Net cash provided by financing activities                  171           7,930
                                                           ---         -------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                    (3,534)          1,543

CASH EQUIVALENTS, BEGINNING OF PERIOD                    7,871           5,546
                                                        ------          ------
CASH EQUIVALENTS, END OF PERIOD                         $4,337         $ 7.089
                                                       =======         =======

NOTES TO FINANCIAL STATEMENTS

1. On October 31, 1996, FirstBank, N.A. ("BANK"), (formerly the Savings Bank of Beaufort County, FSB) reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. ("COMPANY"). As a result of the reorganization, each issued and outstanding share of common stock, $5.00 par value per share, of the Bank was converted into one share of common stock, $.01 par value per share, of the Company. On April 15, 1997, FirstBank began operations of First Securities Corporation for the purpose of selling mutual funds and other alternative investment products to customers in its market area. First Securities Corporation is a wholly owned subsidiary of the FirstBank. First Securities offers mutual fund and other alternative investments to customers within the Bank's market area. FirstBancorporation's principal business is its investment in the Bank and, therefore, the assets and liabilities of the company on a consolidated basis are substantially those of the Bank and its subsidiary.

2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended december 31, 1996 appearing in the 1996 Annual Report of FirstBancorporation, Inc. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Primary earnings per share are based on the weighted average number of shares outstanding, giving retroactive effect to stock dividends and the assumed exercise of grants under stock option plans which are exercisable within five years. The number of shares outstanding for prior periods has been restated to give effect to prior stock dividends which should have reduced the exercise price of the stock options. Fully diluted earnings per share assume the exercise of all grants under the incentive stock option plan. Primary and fully diluted earnings per share are based on 722,415 shares and 723,966 shares outstanding respectively for the three and six months ended June 30, 1997.

4. Loan Commitments - At June 30, 1997, the Bank had total unused loan commitments outstanding of $11,977,000 which were comprised of construction and commercial unfunded lines of $4,588,000, unfunded consumer lines of credit of $7,217,000 and letters of credit issued totaling $172,0000. In the normal course of business, the Bank issues loan commitments to customers at market rates of interest. The Bank's general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At June 30, 1997, all fixed rate residential loan commitments were covered by commitments from investors for sale.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


      During the first six months of 1997, total assets increased by $721,000 from December 31, 1996. During this period, the Bank's deposits increased by $828,000 and its Federal Home Loan Bank advances decreased by $800,000. Current assets in the form of cash and short term investments and increases in deposits funded net loan growth of $4,598,000. Real estate owned at June 30, 1997 consisted primarily of one single family home.

      The Company had a net income for the three month period ended June 30, 1997 of $244,000, or $.34 per share, as compared to a net income of $180,000, or $.25 per share, for the first quarter of 1996. The Company had improved net interest margin of $81,000, lower allowance for loan losses of $21,000 and higher non interest income of $38,000 during the current year quarter. This was partially offset by higher non interest expense of $38,000 and higher tax provision of $38,000 during the June 30, 1997 quarter. For the six month period ending June 30, 1997 total income was $438,000 or $.61 per share versus $341,000 or $.47 per share for the six month period ending June 30, 1996. Net interest income improved by $197,000, provision for loan losses declined by $42,000 and non interest income increased by $59,000 during the six month period ending June 30, 1997. This was partially offset by higher non interest expense of $142,000 and higher tax provision of $59,000. See discussion below for earnings detail.

       At June 30, 1997 the Bank's allowance for loan losses totaled $685,000 or .82% of total loans as compared to $630,000 or .80% of total loans at December
31, 1996. The Bank reviews its substandard and non accrual loans at least quarterly to estimate losses and makes an assessment of losses based on historical experience and its assessment of future economic conditions for the balance of the portfolio by loan category. The Bank's loan portfolio is concentrated in lower risk (relative to non-residential mortgage loans) 1-4 residential first mortgage loans. Such loans comprise 71% of total loans outstanding at June 30, 1997. Consumer loans, including open ended home equity consumer loans, totaled 10% of total loans while other real estate loans totaled 11.7% and commercial loans totaled 7.8% of loans at June 30, 1997.


ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

      Asset/Liability management is the process by which the Bank monitors and controls the pricing, mix and maturity of its assets and liabilities. An essential purpose of asset/liability management is to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves managing this mix so that the Bank can meet its demands for cash in a timely manner. The Bank uses a number of tools to manage its liquidity including maintaining adequate current asset levels (particularly cash, cash equivalents and overnight investments), pricing deposits appropriately and ensuring the availability of sources for borrowed funds (primarily from the FHLB). Current assets, including cash and due from accounts and overnight investments decreased approximately $3,534,000 during the year to date. This, along with deposit growth of $828,000 funded loan growth during the first six months. The Bank also reduced FHLB advances by $800,000 during the period. At June 30, 1997, the Bank had total credit lines of $11 million at the FHLB-Atlanta to assist in meeting liquidity needs. The interest rates paid on these borrowings are from time to time higher than the rates generally paid to deposit customers. Management sees this capacity as a tool in its overall asset/liability strategy of managing pricing and liquidity.

      The Bank has total unused lines of credit outstanding to loan customers of $9,050,000 excluding undisbursed portions of construction loans in process as compared to $7,400,000 outstanding at December 31, 1996. See Note 4 for additional information.

      The Bank continues to monitor its interest rate risk through policies designed to match the maturities of interest-earning assets and interest-bearing liabilities. One measure of the Bank's interest sensitivity is using a static gap analysis which compares repricing interest-earning assets and interest-bearing liabilities for specific time intervals. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The following table shows the Bank's interest sensitivity position at June 30, 1997.



INTEREST SENSITIVITY POSITION
JUNE 30, 1997                 Year 1     Years 2     Years 4    Year 8+    Total
(Dollars in thousands)                    and 3       thru 7

Interest earning assets
Loans                       $49,628    $20,664     $ 5,522    $ 8,100    $83,914
GNMA MBSs                     1,583          0           0          0      1,583
Overnight and other
 investments                  1,426          0           0        130      1,556
                            -------    -------     -------    -------    -------
  Total interest earning
   assets                    52,637    $20,664       5,522      8,230     87,053

Interest Bearing Liabilities
Deposits                     44,062     21,757       6,008          0     71,827
FHLB Borrowings               3,900        400         500          0      4,800
                            -------     ------     -------     ------    -------
 Total interest bearing
   liabilities               47,962     22,157       6,508          0     76,627

Asset(liability) Gap
  position                   $4,675    ($1,493)       (986)    $8,230    $10,426
                           ========   ========    ========   ========    =======
Cumulative Gap Position      $4,675     $3,182      $2,196    $10,426
                           ========   ========    ========   ========
Cumulative Gap to Total
  Earning Assets               5.37%      3.66%       2.52%     11.98%
                           ========   ========    ========   ========

(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process. (2) NOW, money market and savings accounts are considered interest-sensitive. (3) Repricing considerations for regular savings accounts are based on estimated decay rates for the Bank.

      As of June 30, 1997, the Bank's interest-earning assets that reprice within one year totaled $52,637,000 while interest-bearing liabilities repricing within one year totaled $47,962,000 This resulted in a positive gap position of $4,675,000 or 5.37% of total interest-earning assets.

YIELDS EARNED AND RATES PAID

      The following table is a comparison of the three months ended June 30, 1997 and 1996.

AVERAGE BALANCES AND YIELDS EARNED VERSUS RATES PAID
QUARTER ENDED JUNE 30, 1997 COMPARED TO 1996
(Dollars in thousands)
                            Average            Interest Earned    Annualized
                            Balance                or Paid        Yield/Rate
                                   For the quarter ended June 30,
                            1997     1996      1997     1996      1997     1996
                            ----     ----      ----     ----      ----     ----
Assets
Interest-earning assets
Loans                    $82,943  $76,460    $1,792   $1,619      8.64%    8.47%
Investments                4,047    4,499        64       75      6.33%    6.67%
                         -------  -------    ------   ------    ------    ------
 Total earning assets/
    Income earned         86,990   80,959     1,856    1,694      8.53%    8.37%
Non-earning assets         5,429    6,001
                         -------  -------
    Total assets         $92,419  $86,960
                         =======  =======

Liabilities
Interest bearing
  deposits               $71,175  $71,505    $  800   $  769      4.51%    4.30%
Borrowings                 5,097    1,779        76       26      5.98%    5.85%
                         -------  -------    ------   ------     ------   ------
Interest bearing deposits
and borrowings/expense    76,272   73,284       876      795      4.61%    4.34%
Non-interest-bearing
  Liabilities              8,843    6,944
Stockholders' Equity       7,304    6,732
                         -------  -------
Total Liabilities and
  Stockholders' Equity   $92,419  $86,960
                         =======  =======
Net interest income                          $  980   $  899
                                             ======   ======
Interest Rate Spread (1)                                          3.93%    4.03%
Net yield on average
  interest earning assets (1)                                     4.51%    4.44%



(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest bearing liabilities. Net yield on average interest earning assets is net interest income divided by total interest earning assets.


      Interest income for the quarter ending June 30, 1997 was $173,000 greater than that of the same quarter last year and is primarily attributable to an increase in average interest earning assets of $6,031,000 and an increase in the yield earned of .16% during the current quarter. Interest expense increased by $81,000 during the current quarter as average interest bearing liabilities increased by $2,988,000 and rate paid increased by .26%. The higher rate paid on interest bearing liabilities in the current quarter resulted from a higher rate paid on deposits and a higher level of borrowed funds which carry a higher rate than deposits. Net interest income (interest income less interest expense) for the current quarter was $81,000 greater than net interest income for the quarter ended June 30, 1996 as a result of the combined effects of the higher yield, higher level of interest earning assets and a higher net yield on earning assets. For the June 30, 1997 quarter, total interest bearing liability cost increased as a result of higher rates paid on deposits and borrowings. Net yield on earning assets increased during the June 30, 1997 quarter as non interest bearing deposit sources increased over those of the prior year's quarter. During the first six months of 1997, the Company's net interest income increased by $197,000 over the same period of the previous year.



NON INTEREST INCOME

      Other non interest income is listed in the table below.

Non interest income
(Dollars in thousands)


                           3 months     3 months          6 months     6 months
                           6/30/97      6/30/96           6/30/97      6/30/96
                           -------      -------           -------      -------
Deposit account charges        140          113               259          213
Loan fees                       65           32               121           74
Rental income                   10           13                17           22
Other income                    16           35                34           63
                                --           --                --           --
   Total                       231          193               431          372



  During the three month period ended June 30, 1997, total non interest income was $231,000 as compared to $193,000 during the same 1996 period. Non interest income in the current quarter consisted primarily of service charges on deposit accounts of $140,000 as compared to $113,000 in the second quarter of 1996. Loan fee income includes gains on the sale of loans to investors (servicing released premiums and fees allowed as income when a loan is sold to an investor) which totaled $55,000 in the second quarter of 1997 versus $22,000 in the second quarter of 1996. Other income in the June 30, 1996 quarter included a gain of $20,000 on the sale of real estate owned. First Securities Corporation, a wholly owned subsidiary of FirstBank, began operation in the June 30, 1997 quarter. During this quarter First Securities Corporation had a loss of $7,000.

      For the six month period ending June 30, 1997 non interest income totaled $431,000 versus $372,000 for the six months ending June 30, 1996. Deposit Service fees were higher by $46,000 during the current year as a result of higher volumes of NOW and DDA accounts. Loan fees were higher by $47,000. These increases were offset in part by gains on the sale of real estate owned of $38,000 in the first six months of 1996.

NON INTEREST EXPENSES

Other non interest expenses for the periods ended June 30, 1997 and June 30, 1996 are compared and detailed in the table below.
(Dollars in thousands)


                                  3 Months    3 Months    6 Months     6 Months
                                    Ended       Ended       Ended        Ended
                                   6/30/97     6/30/96     6/30/97      6/30/96
                                  --------    --------   ---------     --------
Other Expenses
  Compensation and Benefits        $   398         379         805          744
  Occupancy                            127         107         247          215
  Marketing                             15          16          32           29
  Data Processing                       21          38          77           77
  FDIC Insurance                        13          42          25           84
  Professional Fees                     34          31          60           57
  Supplies and Printing                 25          19          53           32
  Telephone and Postage                 32          25          62           49
  Loan costs deferred                  (18)        (35)        (31)         (82)
  Other Misc. Expenses                 137         124         260          243
                                  --------    --------     -------      -------
Total Other Expenses                   784         746       1,590        1,448
                                  ========    ========    ========     ========


     Other non interest expenses increased by 5% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. During the current period data processing costs declined as a result of a change in data processing service bureaus. Telephone expense increased as the Bank added lines for the new data processing service bureau and related systems. Other miscellaneous expense increased as the Bank began to out source its existing deposit proof functions. These increases were partially offset by a decline in FDIC insurance expense of $25,000 due to lower assessments in the current period.

      For the six months ending June 30, 1997 total non interest expense increased 9.0%. The increase resulted from an increase in compensation and benefits of $61,000 due to increased staffing complement and general salary increases; increased occupancy expense of $32,000 and supplies and printing cost of $21,000 due to expenses associated with the first quarter data processing conversion; and increased other miscellaneous expense of $17 due to out sourcing the Bank's deposit proof functions. These increases were partially offset by lower FDIC insurance assessments of $59,000.

CAPITAL RESOURCES

For regulatory purposes, the Bank is required to maintain a minimum level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the Bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity of the Bank to be reduced below its capital requirements. As of June 30, 1997, the Bank met all of its risk-based capital requirements and met the definition of a "well capitalized institution" under the OCC's regulation entitled Prompt and Corrective Action.

The table below outlines the capital ratios of the Bank under the capital regulations of the Office of the Comptroller of the Currency and the dollar amounts of capital maintained by the Bank at June 30, 1997.

                                                       At 6/30/97
                                                       ----------
Total Risk-Based Capital                              $ 8,029,000
Risk-Based Capital/Risk Weighted Assets                    12.30%

Tier 1 Risk-Based Capital                             $ 7,344,000
Tier 1 Risk-Based Capital/Risk Weighted
     Assets                                                11.25%

Tangible Equity Capital                               $ 7,338,000
Tangible Equity Capital/Total Assets                        8.10%


Total equity for the Company at June 30, 1997 was $7,487,000 or 7.87% of total assets outstanding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual shareholders meeting held on April 24, 1997 shareholders approved the election of directors of the Holding Company. Richard L. Gray, Robert A Kerr, William C. Robinson and James A. Shuford, III were elected for a three-year term.

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

              FirstBancorporation, Inc.


                               /s/JAMES A. SHUFORD, III
DATED: August 5, 1997          ------------------------
                                  James A. Shuford, III
                                  Chief Executive Officer


                               /s/JAMES L. PATE, III
DATED: August 5, 1997          ---------------------
                                  James L. Pate, III
                                  Chief Financial Officer