Form 10QSB
period 1997-09-30
FIRSTBANCORPORATION INC
filed 1997-11-13
CIK 1011588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.   20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________  to ___________

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

                                      Yes  [X]       No [ ]

The number of outstanding shares of the issuer's $.01 par value common stock as of October 31, 1997 is 690,323.

                             INDEX FORM 10-QSB

                                    Part I

                                                                  Page

       Item 1.  Financial Statements and Related Notes----------  3-6
       Item 2.  Management's Discussion and

                 Analysis of Financial Condition and
                 Results of Operations ---------------------------7-13

                                    Part II

       Item 1.  Legal Proceedings ------------------------------   14
       Item 2.  Changes in Securities --------------------------   14
       Item 3.  Defaults upon Senior Securities ----------------   14
       Item 4.  Submission of Matters to a Vote

                 of Security Holders ---------------------------   14
       Item 5.  Other Information ------------------------------   14
       Item 6.  Exhibits and Reports on Form 8-K ---------------   14

                Signatures -------------------------------------   15

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                               SEPTEMBER 30,       DECEMBER 31,
                                                  1997                1996
ASSETS
Cash and amounts due from banks                     $ 2,440             $ 4,721
Interest bearing overnight deposits                   4,208               3,150
Interest bearing time deposits with banks                99                 199
Securities available for sale                         2,278               2,485
Loans available for sale                                612                 663
Loans                                                79,814              78,780
       Less allowance for loan losses                  (707)               (630)
                                                   --------            --------
       Net loans                                     79,107              78,150
                                                    -------             -------
Premises and equipment                                1,286               1,147
Accrued interest receivable                             580                 502
Real estate owned-acquired through foreclosure          158                 228
Deferred organizational costs                           126                 135
Other assets                                            398                 353
                                                    -------             -------
    Total assets                                    $91,292             $91,733
                                                    =======             =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                        $79,753             $78,300
    Federal Home Loan Bank Advances                   2,900               5,600
    Amounts due depository institutions                  98                 200
    Accrued interest payable                            227                 119
    Advances from borrowers for taxes and insurance     157                  76
    Other liabilities                                   395                 393
                                                    -------             -------
        Total liabilities                           $83,530             $84,688
                                                    -------             -------

Stockholders' Equity
Preferred stock - $.01 par value; shares
  authorized - 1,000,000, issued and
  outstanding - none
Common stock - $.01 par value; shares
  authorized - 3,000,000, issued and
  outstanding - 690,323 - 9/30/97;
  627,587 - 12/31/96.                               $     7                   6
Additional paid-in capital                            6,256               5,441
Retained earnings                                     1,507               1,608
Unrealized gain (loss) on securities available-for-
    sale, net of applicable deferred income taxes        (8)                (10)
                                                    -------            --------
    Total stockholders' equity                      $ 7,762             $ 7,045
                                                    -------             -------

    Total liabilities and stockholders' equity      $91,292             $91,733
                                                    =======             =======

CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        THREE       THREE       NINE      NINE
                                        MONTHS      MONTHS      MONTHS    MONTHS
                                        ENDED       ENDED       ENDED     ENDED
                                        9/30/97     9/30/96     9/30/97  9/30/96

Interest income
Interest on mortgage loans              $1,147      $1,287      $3,563    $3,717
Interest on other loans                    688         416       1,776     1,160
Interest on investments                     67          70         196       221
                                        ------      ------       -----    ------
    Total interest income                1,902       1,773       5,535     5,098
                                        ------      ------       -----    ------
Interest expense
Interest on deposits                       821         777       2,398     2,324
Interest on FHLB advances                   46          59         173       102
                                        ------      ------       -----    ------
    Total interest expense                 867         836       2,571     2,426
                                        ------      ------      ------    ------
Net interest income                      1,035         937       2,964     2,672
                                        ------      ------      ------    ------
Provision for loan losses                   60          30         120       132
                                        ------      ------      ------    ------
Net interest income after
 provision for loan losses                 975         907       2,844     2,540
                                           ---      ------      ------    ------
Non interest income
Service charges on deposit accounts        157         122         417       327
Other non interest income                  132          68         303       232
                                        ------      ------      ------    ------
   Total non interest income               289         190         720       559

Non interest expense
Compensation and benefits                  419         399       1,224     1,136
Occupancy                                  131         108         378       323
Data processing                             29          39         106       116
Other non interest expense                 239         659         680     1,078
                                        -------     ------      ------    ------
    Total non interest expense             818       1,205       2,388     2,653
                                        -------     -------     ------    ------
Income (loss) before income taxes          446        (108)      1,176       446
Income tax expense (benefit)               170         (32)        448       181
                                        -------     -------     ------    ------
    Net income (loss)                   $  276      $  (76)       $728      $265
                                        =======     =======     ======    ======


Net income (loss) per primary share     $ 0.37      $(0.11)     $ 0.97     $0.36
                                        =======     =======     ======     =====
Net income (loss) per fully
  diluted share                         $ 0.37      $(0.11)     $ 0.97     $0.36
                                        =======     =======     ======     =====

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                                                      NINE MONTHS    NINE MONTHS
(DOLLARS IN THOUSANDS)                                   ENDED            ENDED
                                                        9/30/97          9/30/96
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $   728          $   265
Adjustments to reconcile net income to cash
    provided by operating activities:
Depreciation and amortization                              193              136
Provision for loan losses                                  120              132
Gain on sale of loans held for sale                        (85)               0
(Gain) loss on sale of foreclosed property                   1              (50)
Property acquired through foreclosure                      (43)             (37)
Decrease (increase) in interest receivable                 (78)             (19)
Decrease (increase) in other assets                        (45)              38
Originations of loans sold to investors                 (6,644)          (5,493)
Proceeds from loans sold to investors                    6,780            5,493
Increase (decrease) in accrued interest payable            108               46
Increase (decrease) in other liabilities                     2             (658)
                                                       -------          --------
Net cash provided by operating activities                1,037             (147)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                  (94)             (24)
Maturities of securities available for sale                100                0
Maturities of time deposits                                100                0
Principal repayments of mortgage-backed securities         205              282
Purchase of Federal Home Loan Bank/Federal Reserve
  Bank stock and dividends received                          0              (70)
Loans originated or acquired, net                       (1,094)          (7,316)
Capital expenditures                                      (321)            (130)
Proceeds from sales of real estate owned                   112              530
                                                       -------          -------
    Net cash used for investing activities                (992)          (6,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in non interest bearing demand
  accounts                                                 364              658
Increases (decrease) in Now, Money Market and
  Savings accounts                                         982              822
(Increase) decrease in certificates of deposit, net        107               33
Proceeds from Federal Home Loan Bank Advances           10,250           10,500
Repayment of Federal Home Loan Bank Advances           (12,950)          (5,950)
(Decrease) increase in amounts due to depositories        (102)              49
Increase in advances from borrowers for taxes
  and insurance                                             81              104
Proceeds from stock options exercised                        0               18
                                                      --------         --------
Net cash provided by financing activities               (1,268)           6,234
                                                      --------         --------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                    (1,223)            (641)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD             7,871            5,546
                                                       -------          -------
CASH & CASH EQUIVALENTS, END OF PERIOD                  $6,648          $ 4,905
                                                       =======          =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 1997

1. On October 31, 1995, FirstBank, N.A. ("Bank"), (formerly the Savings Bank of Beaufort County, FSB) reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. ("Company"). Aa a result of the reorganization, each issued and outstanding share of common stock, $5.00 par value per share, of the Bank was converted into one share of common stock, $.01 par value per share, of the Company. On April 15, 1997, Firstbank began operations of First Securities Corporation for the purpose of selling mutual funds and other alternative investment products to customers in its market area. First Securities Corporation is a wholly owned subsidiary of the Firstbank. First Securities offers mutual funds and other alternative investments to customers within the Bank's market area. FirstBancorporation's principal business is its investment in the Bank and therefore, the assets and liabilities of the company on a consolidated basis are substantially those of the Bank and its subsidiary.

2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1996 appearing in the 1996 annual report of FirstBancorporation, Inc. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Primary earnings per share are based on the weighted average number of shares outstanding, giving retroactive effect to stock dividends and the assumed exercise of grants under stock option plans which are exercisable within five years. The number of shares outstanding for prior periods have been restated to give effect to prior stock dividends which should have reduced the exercise price of the stock options. Fully diluted earnings per share assume the exercise of all grants under the stock option plan. Primary and fully diluted earnings per share are based on 738,578 shares and 738,578 shares outstanding respectively for the three and nine months ended September 30, 1997.

4. Loan Commitments - At September 30, 1997, the Bank had total unused loan commitments outstanding of $11,059,000 which were comprised of construction and commercial unfunded lines of $4,117,000, unfunded consumer lines of credit of $6,622,000 and letters of credit issued totaling $320,000. In the normal course of business, the Bank issues loan commitments to customers at market rates of interest. The Bank's general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At September 30, 1997, all fixed rate residential loan commitments were covered by commitments from investors for sale. At September 30, 1997 commitments to fund new loans totaled $2,122,000 of which $612,000 were residential mortgage loans to be sold to investors.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as 'forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

        During the first nine months of 1997, total assets decreased by $441,000 from December 31, 1996. During this period, the Bank's deposits increased by $1,453,000 and its Federal Home Loan Bank advances decreased by $2,700,000. Real estate owned at September 30, 1997 totaled $158,000 and consisted of two single family homes and two residential lots.

        The Company had net income for the three month period ended September 30, 1997 of $276,000, or $.37 per share, as compared to a net loss of $76,000, or $.11 per share, for the third quarter of 1996. The Company had improved net interest margin of $98,000, higher provision for loan losses of $30,000, higher non interest income of $99,000 and lower non interest expense of $387,000. The lower non interest expense resulted from the FDIC/SAIF assessment of $445,000, pre-tax, levied in the September 30, 1996 quarter.

        For the nine month period ending September 30, 1997 total income was $728,000 or $.97 per share versus $265,000 or $.36 per share for the nine month period ending September 30, 1996. Net interest income improved by $292,000, provision for loan losses declined by $12,000 and non interest income increased by $161,000 during the nine month period ending September 30, 1997. Non interest expense was lower by $265,000 which included the third quarter FDIC/SAIF assessment in 1996 of $445,000, pre-tax. See discussion below for earnings detail.

         At September 30, 1997 the Bank's allowance for loan losses totaled $707,000 or .89% of total loans as compared to $630,000 or .80% of total loans at December 31, 1996. The Bank reviews its substandard and nonaccrual loans at least quarterly to estimate losses and makes an assessment of losses based on historical experience and its assessment of future economic conditions for the balance of the portfolio by loan category. The Bank's loan portfolio is concentrated in lower risk (relative to non-residential mortgage loans) permanent, 1-4 residential first mortgage loans. Such loans totaled $46,927,000 or 58.8% of total loans outstanding at September 30, 1997. Construction loans outstanding on primarily 1-4 residential properties totaled $7,639,000 or 9.6%; consumer loans, including open ended home equity loans totaled $8,998,000 or 11.3%; and commercial and all other loans totaled $16,250,000 or 20.3% of total loans at September 30, 1997.

        The following table presents information of past due, nonaccrual loans and real estate owned for the periods indicated:

(Dollars in thousands)                   September 30,             December 31,
                                             1997                        1996
                                         ------------               -----------
90+ days past due, accruing                 $456                          $114
loans

Non accrual loans                           $285                          $390
Other real estate owned                     $158                          $228



        The following table presents changes to the allowance for loan losses for the periods indicated:
(Dollars in thousands)               For the nine               For the twelve
                                     months ended                 months ended
                                September 30, 1997            December 31, 1996
Allowance at beginning of               $630                         $470
the period
Provision expense                        120                          162
Net charge-offs                           43                            2
Allowance at the end of                 $707                         $630
the period
Allowance as a percent of
  loans outstanding                      .89%                         .80%


ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

        Asset/Liability management is the process by which the Bank monitors and controls the pricing, mix and maturity of its assets and liabilities. An essential purpose of asset/liability management is to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves managing this mix so that the Bank can meet its demands for cash in a timely manner. The Bank uses a number of tools to manage its liquidity including maintaining adequate current asset levels (particularly cash, cash equivalents and overnight investments), pricing deposits appropriately and ensuring the availability of sources for borrowed funds (primarily from the FHLB). Current assets, including cash and due from accounts and overnight investments decreased approximately $2,281,000 during the year to date. This, along with deposit growth of $1,453,000 reduced borrowed funds outstanding by $2,700,000 during the first nine months of the current year. At September 30, 1997, the Bank had total credit lines of $11 million at the FHLB-Atlanta to assist in meeting liquidity needs. The interest rates paid on these borrowings are from time to time higher than the rates generally paid to deposit customers. Management sees this capacity as a tool in its overall asset/liability strategy of managing pricing and liquidity.

        The Bank extends lines of credit to customers in its normal course of business for various consumer and commercial needs. As of September 30, 1997 the Bank had unused commitments outstanding totaling $11,059,000 plus commitments on residential loans not yet closed of $2,122,000. The Bank's normal cash flows and available sources of funding have traditionally been adequate to fund commitments at these levels.

        The Bank continues to monitor its interest rate risk through policies designed to match the maturities of interest-earning assets and interest-bearing liabilities. One measure of the Bank's interest sensitivity is using a static gap analysis which compares repricing interest-earning assets and interest-bearing liabilities for specific time intervals. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The following table shows the Bank's interest sensitivity position at September 30, 1997.

INTEREST SENSITIVITY POSITION
SEPTEMBER 30, 1997             Year 1  Years 2    Years 4   Year 8+    Total
(Dollars in thousands)                   and 3     thru 7
                               ------   -------   -------   -------   -------
Interest earning assets
Loans                         $46,439   $19,798   $ 6,309   $ 7,879   $80,425
GNMA MBSs                       1,472         0         0         0     1,472
Overnight and other
  investments                   4,952         0         0       130     5,082
                              -------   -------   -------   -------   -------
Total interest earning assets $52,863   $19,798     6,309     8,009    86,979

Interest Bearing Liabilities
Deposits                       63,002     8,822       431         0    72,255
FHLB Borrowings                 2,500         0       400         0     2,900
                              -------    ------   -------    ------   -------
Total interest bearing
 liabilities                   65,502     8,822       831         0    75,155

Asset (liability) Gap
  position                   ($12,639)  $10,976    $5,478   $ 8,009   $11,824
                           ==========  ========   =======  ========   =======
Cumulative Gap Position      ($12,639)  ($1,663)   $3,815   $11,824
                           ==========  ========  ========   =======
Cumulative Gap to Total Earning
    Assets                     (14.53%)   (1.91%)    4.39%    13.59%
                              ========   =======   =======   =======


(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.

(2) NOW, money market and savings accounts are considered interest-sensitive and to reprice in the first period.


        As of September 30, 1997, the Bank's interest-earning assets that reprice within one year totaled $52,863,000 while interest-bearing liabilities repricing within one year totaled $65,502,000. This resulted in a negative gap position of $12,639,000 or 14.53% of total interest-earning assets.

YIELDS EARNED AND RATES PAID

        The following table is a comparison of the three months ended September 30, 1997 and 1996.

AVERAGE BALANCES AND YIELDS EARNED VERSUS RATES PAID
QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO 1996
(Dollars in thousands)

                                 Average        Interest Earned     Annualized
                                 Balance           or Paid          Yield/Rate
                                       For the quarter ended September 30,
                                   1997    1996    1997    1996    1997    1996
                                   ----    ----    ----    ----    ----    ----
Assets
Interest-earning assets
Loans, loans held for sale      $82,830 $79,765  $1,835  $1,703    8.86%   8.54%
Investments                       3,750   4,116      67      70    7.15%   6.80%
                                ------- -------  ------  ------  ------  ------
Total earning assets/
  Income earned                  86,580  83,881   1,902   1,773    8.79%   8.45%
Non-earning assets                5,441   5,384
                                ------- -------
    Total assets                $92,021 $89,265
                                ======= =======

Liabilities
Interest bearing deposits       $72,206 $71,113  $  821  $  777    4.56%   4.38%
Borrowings                        2,973   4,012      46      59    6.21%   5.90%
                                ------- -------  ------  ------  ------  ------
Interest bearing deposits
  and borrowings/expense         75,179  75,125     867     836    4.63%   4.46%
Non-interest-bearing              9,207   7,316
  Liabilities
Stockholders' Equity              7,635   6,824
                                ------- -------
Total Liabilities and
  Stockholders' Equity          $92,021 $89,265
                                ======= =======
Net interest income                              $1,035   $ 937
                                                 ======   =====
Interest Rate Spread (1)                                           4.16%   3.99%
Net yield on average
  interest earning assets (1)                                      4.78%   4.47%



(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest bearing liabilities. Net yield on average interest earning assets is net interest income divided by total interest earning assets.

        Interest income for the quarter ending September 30, 1997 was $129,000 greater than that of the same quarter last year and is primarily attributable to an increase in average interest earning assets of $2,699,000 and an increase in the yield earned of .34% during the current quarter. Interest expense increased by $31,000 during the current quarter as average interest bearing liabilities increased by $5,400 and rate paid increased by .17%. The higher rate paid on interest bearing liabilities in the current quarter resulted from a higher rate paid on deposits. Net interest income (interest income less interest expense) for the current quarter was $98,000 greater than net interest income for the quarter ended September 30, 1996 as a result of the combined effects of the higher yield, higher level of interest earning assets and a higher net yield on earning assets. For the September 30, 1997 quarter, total interest bearing liability cost increased as a result of higher rates paid on deposits and borrowings. Net yield on earning assets increased during the September 30, 1997 quarter as non interest bearing deposit sources increased over those of the prior year's quarter. During the first nine months of 1997, the Company's net interest income increased by $304,000 over the same period of the previous year.

NON INTEREST INCOME

        Other non interest income is listed in the table below.

Non interest income
(Dollars in thousands)
                          3 months     3 months           9 months      9 months
                          9/30/97      9/30/96            9/30/97       9/30/96
                          -------      -------            -------       -------
Deposit account charges     $157         $122               $417          $327
Loan fees                    109           45                221           126
Rental income                 11           13                 28            33
Other income                  12           10                 54            73
                              --           --                 --            --
   Total                    $289         $190               $720          $559
                            ====          ===                ====         ====



  During the three month period ended September 30, 1997, total non interest income was $289,000 as compared to $190,000 during the same 1996 period. Non interest income in the current quarter consisted primarily of service charges on deposit accounts of $157,000 as compared to $122,000 in the second quarter of 1996. Loan fee income includes gains on the sale of loans to investors (servicing released premiums and fees allowed as income when a loan is sold to an investor) which totaled $42,000 in the third quarter of 1997 versus $22,000 in the third quarter of 1996. First Securities Corporation, a wholly owned subsidiary of FirstBank, began operation in the second quarter of 1997. During the September 30, 1997 quarter First Securities Corporation had a loss of $9,000.

        For the nine month period ending September 30, 1997 non interest income totaled $720,000 versus $559,000 for the nine months ending September 30, 1996. Deposit Service fees were higher by $90,000 during the current year as a result of higher volumes of NOW and DDA accounts. Loan fees were higher by $95,000. These increases were offset in part by higher gains on the sale of real estate owned of $32,000 in the first nine months of 1996.

NON INTEREST EXPENSES

Other non interest expenses for the periods ended September 30, 1997 and September 30, 1996 are compared and detailed in the table below.
(Dollars in thousands)
                           3 Months       3 Months      9 months       9 months
                            Ended          Ended         Ended          Ended
                           9/30/97        9/30/96       9/30/97        9/30/96
                           --------       --------     ---------       --------
Other Expenses
Compensation and Benefits  $   419            399         1,224          1,136
Occupancy                      131            108           378            323
Marketing                       23             18            54             47

Data Processing                 29             39           106            116
FDIC Insurance                  12            489            36            573
Professional Fees               19             20            77             83
Supplies and Printing           23             19            77             51
Telephone and Postage           28             28            89             77
Other Misc. Expenses           134             85           347            247
                          --------       --------       -------       -------
Total Other Expenses           818          1,205         2,388          2,653
                          ========       ========      ========       ========


     Other non interest expenses decreased by $387,000 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. During the current period data processing costs declined as a result of a change in data processing service bureaus. Other miscellaneous expense increased as the Bank began to out-source its existing deposit proof operations. FDIC insurance was lower due to the one-time assessment in 1996 of $445,000, pre-tax. Normal quarterly FDIC insurance charges declined by $32,000 during the September 30, 1997 quarter.

        For the nine months ending September 30, 1997 total non interest expense decreased $265,000. The 1996 FDIC/SAIF assessment was offset by an increase in compensation and benefits of $88,000 due to increased staffing levels and general salary increases; increased occupancy expense of $56,000; supplies and printing cost of $26,000 due to expenses associated with the first quarter data processing conversion; and increased other miscellaneous expense of $28,000 due to out-sourcing the Bank's deposit proof functions.

CAPITAL RESOURCES

For regulatory purposes, the Bank is required to maintain a minimum level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the Bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity of the Bank to be reduced below its capital requirements. As of September 30, 1997, the Bank met all of its risk-based capital requirements and met the definition of a "well capitalized institution" under the OCC's regulation entitled Prompt and Corrective Action.

The table below outlines the capital ratios of the Bank under the capital regulations of the Office of the Comptroller of the Currency and the dollar amounts of capital maintained by the Bank at September 30, 1997.

                                                                 At 9/30/97
                                                                 ----------
Total Risk-Based Capital                                         $ 8,263,000
Risk-Based Capital/Risk Weighted Assets                               12.80%

Tier 1 Risk-Based Capital                                        $ 7,556,000
Tier 1 Risk-Based Capital/Risk Weighted
     Assets                                                           11.70%

Tangible Equity Capital                                          $ 7,443,000
Tangible Equity Capital/Total Assets                                   8.09%


Total equity for the Company at September 30, 1997 was $7,762,000 or 8.50% of total assets outstanding.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    EARNINGS PER SHARE. SFAS No.128, "Earnings per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. The impact of its adoption is not expected to be material to the Company.

    DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. SFAS No. 129, "Disclosure of Information About Capital Structure, " establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10 "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations, " for entities that were subject to those standards. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of SFAS No. 129 is not expected to have a material impact on the Company.

    COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presenting of comprehensive income and its component (revenues, expenses, gains and losses) in full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

    DISCLOSURE ABOUT SEGMENTS. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 becomes effective for the Company's fiscal year beginning after December 31, 1997, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS No. 131 is not expected to have a material impact on the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
There were no matters of the Company that were submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION
--------------------------
There were no matters of the Company which required reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
  On September 24, 1997 the Company filed on Form 8-K to report the Company's preliminary plans for the formation of a de-novo national bank subsidiary in Columbia, South Carolina.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FirstBancorporation, Inc.


DATED: November 11, 1997          /s/JAMES A SHUFORD, III
       -----------------          ------------------------
                                     James A. Shuford, III
                                     Chief Executive Officer

DATED: November 11, 1997          /s/JAMES L. PATE, III
       -----------------          ------------------------
                                     James L. Pate, III
                                     Chief Financial Officer