Form 10KSB40
period 1997-12-31
FIRSTBANCORPORATION INC
filed 1998-03-31
CIK 1011588

United States
                         Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       -----------------
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    ------------

                     Commission file number 0-28106

                       FirstBancorporation, Inc.
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

                 South Carolina                         57-1033905
---------------------------------------------  ----------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification
 or organization)                                          No.)

    1121 Boundary Street P.O. Box 2147, Beaufort, S.C.     29901-2147
------------------------------------------------------    ------------
       (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: 843-521-5600
                                                           ------------
       Securities registered pursuant to Section 12(b) of the Act

                                   None

       Securities registered pursuant to Section 12(g) of the Act

                  Common Stock, par value $.01 per share
                  --------------------------------------
                             (Title of Class)
                        Authorized 2,000,000 shares
                   Issued and Outstanding 692,748 shares

Check whether the registrant (1)filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X    No
                             -----     -----
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----
Revenues for its most recent fiscal year: 8,493,994.
                                          ---------
The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price of recent private trades was approximately $10,391,220 (692,748 shares) as of February 19, 1998. This is evidenced by a limited number of trades of said stock during the period of January 1, 1998 to February 19, 1998. For the purposes of this calculation officers and directors of the registrant are considered non-affiliates.

The document listed below is incorporated by reference, for compliance with
Part I and Part II.
                   1997 ANNUAL REPORT TO STOCKHOLDERS

The document listed below is incorporated by reference for full compliance with PART I Item 3 and PART III, Items 9-12.

             PROXY STATEMENT FOR 1998 ANNUAL STOCKHOLDERS' MEETING

                             TABLE OF CONTENTS

PART I
                                                              Page
  Item 1.  Business ------------------------------------------  4
  Item 2.  Properties ---------------------------------------- 32
  Item 3.  Legal Proceedings --------------------------------- 32
  Item 4.  Submission of Matters to a Vote of
             Security Holders -------------------------------- 32

PART II

  Item 5.  Market for the Registrant's Common Stock
             and Related Stockholder Matters ----------------- 33
  Item 6.  Managements Discussion and Analysis---------------- 33
  Item 7.  Financial Statements and Supplementary data-------- 33
  Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure-------------- 33

PART III

  Item 9.  Directors, Executive Officer, Promoters and
            Control Persons, Compliance with Section 16(a) of the Exchange Act------------------------------ 33


  Item 10. Executive Compensation---------------------------- 33

  Item 11. Security ownership of certain beneficial owners and
             Management-------------------------------------- 33

  Item 12. Certain relationships and related transactions---- 34

PART IV

  Item 13. Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K  --------------------------- 35

                  THIS DOCUMENT CONTAINS 86 PAGES.

PART I
------
ITEM 1:  BUSINESS
-----------------
                         BUSINESS OF THE COMPANY

     The Company is a bank holding company registered under the Bank Holding Company Act and regulated by the Federal Reserve Board. Currently, the Bank is the Company's only wholly-owned subsidiary and the current business of the Company has consisted primarily of directing the affairs of the Bank.

     In 1997 the Company voted to seek approval for charter of a new national bank in Columbia, South Carolina, FirstBank of the Midlands, N.A. ("New Bank"). Should all regulatory approvals be granted, the Company plans to begin the new bank operations in 1998. See "Note 16 of Notes to Consolidated Financial Statements".

     The Company uses the premises, furniture and equipment of the Bank to conduct its operations.

                           BUSINESS OF THE BANK

General

     The Bank is a national bank regulated by the OCC. The Bank is the successor to The Savings Bank of Beaufort County, FSB, a federally-chartered stock savings bank that was formed as a de novo institution in 1986 and that converted to a national bank charter on June 5, 1995. The Bank reorganized as a wholly-owned subsidiary of the Company on November 1, 1995.

     The Bank operates, and intends to continue to operate, as a community bank devoted to serving the personal banking needs of residents of its primary market area, as well as the commercial banking needs of small businesses owned and operated by those residents. The Bank's business primarily consists of attracting deposits from the general public and using these funds to originate loans secured by real estate, including construction loans, located in its primary market area. To a lesser extent, the Bank also originates commercial real estate loans and consumer loans. The Bank conducts its business from its main office located in downtown Beaufort, South Carolina, a full service branch office located on Lady's Island in Beaufort, South Carolina, and a full service branch office located in Bluffton, South Carolina. See "-- Properties."

Market Area

     The Bank's primary market area is Beaufort County, South Carolina, excluding Hilton Head Island. The economy of this area depends heavily on services catering to the retirement and tourism industries. The area is noted for its beaches, state park, historical sites and fishing. The U.S. military presence in Beaufort County is significant with the Marine Corps Recruit Depot at Parris Island and the Marine Corps Air Station and the Naval Hospital, both in Beaufort. These military installations are not expected to be closed as a result of the findings and recommendations of the U.S. Defense Department Base Closure Study; however, future military realignments could have material adverse effect on the local economy.

     Land use in Beaufort County in primarily residential. Beaufort County is experiencing steady population growth, which creates a continued demand for mortgage loan funds. According to the 1990 Census, the population of Beaufort County has increased from approximately 65,000 in 1980 to 86,000 in 1990. In March 1997, the U.S. Census Bureau estimated the 1996 Beaufort County population at 103,000.

     The financial condition and operations of the Bank depend heavily on the state of the economy of Beaufort County. No assurances can be given regarding the future state of the economy.

     The Bank faces strong competition from many financial institutions operating in Beaufort County for deposits and loan originations. See "-- Competition."

Lending Activities

     General. At December 31, 1997, the Bank's total loans receivable, net, was $80.1 million, or 87.3% of total assets. The Bank has traditionally concentrated its lending activities on the origination of conventional first mortgage loans secured by one- to- four family properties, with such loans amounting to $47.2 million, or 5.8% of the total loans receivable portfolio at December 31, 1997.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio (excluding loans held-for-sale) as of the dates indicated.
                                               At December 31,
                                          1997                1996
                                   -----------------     -----------------
                                   Amount    Percent     Amount    Percent
                                   ------    -------     ------    -------
                                          (Dollars in thousands)
Mortgage loans:
 One- to- four family. . . . . . . $47,188      58.9%    $48,680    63.2%
 Lot loans . . . . . . . . . . . .   2,686       3.4       2,721     3.5
 Commercial real estate. . . . . .  10,649      13.3       9,490    12.1
 Construction. . . . . . . . . . .   5,949       7.4       6,183     7.9
                                   -------     -----     -------   -----
  Total mortgage loans . . . . . .  66,472      83.0      67,074    85.8

Other Loans:
 Open-ended home equity. . . . . .   5,851       7.3       5,059     6.5
 Other installment loans . . . . .   3,676       4.6       3,659     4.7
 Commercial loans. . . . . . . . .   4,793       6.0       2,988     3.8
                                   -------     -----     -------   -----
  Total other loans. . . . . . . .  14,320      17.9      11,706    15.0
                                   -------     -----     -------   -----
  Total loans. . . . . . . . . . . $80,792     100.9     $78,780   100.8

Less:
 Allowance for loan losses . . . . $  (728)     (0.9)    $  (630)   (0.8)
                                   -------     -----     -------   -----
  Total loans receivable, net. . . $80,064     100.0%    $78,150   100.0%
                                   =======     =====     =======   =====

     One- to- Four Family Real Estate Lending. Primarily as a result of the Bank being the successor to a thrift institution (The Savings Bank of Beaufort County, FSB) and the demand for real estate loans in its primary market area, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to- four family residences located in its primary market area.

     The Bank offers both fixed-rate one- to- four family mortgage loans and ARM loans using documentation approved by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Fixed-rate loans are offered for a term between 15 and 30 years and are generally sold to the FHLMC or private investors, primarily other financial institutions. See "-- Loan Originations, Sales and Purchases." At December 31, 1997, fixed rate one- to- four family mortgage loans with maturities between seven and 30 years amounted to $6.4 million or 8.1% of the one- to-four family mortgage loan portfolio.

     The Bank offers ARM loans at rates and terms competitive with market conditions. At December 31, 1997, $30.7 million, or 38.3%, of the Bank's total loan portfolio consisted of ARM loans. ARM loans are retained primarily for the Bank's portfolio. Currently, the Bank originates ARM loans with interest rates that adjust annually based on the one-year or three-year U.S. Treasury security constant maturity index after a fixed rate of interest that is charged for the initial three year term. ARM loans are generally subject to an annual interest rate adjustment limit of 2.0% and a lifetime interest rate adjustment limit of 6.0%. ARM loans are typically based on a 30-year amortization schedule. The Bank qualifies the borrowers on its ARM loans based on the current market interest rate. The Bank's ARM loans do not provide for negative amortization.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during an increasing interest rate environment.

     Fixed-rate loans and ARM loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Bank generally requires title insurance to assure the status of its lien on all loans where real estate is the primary collateral. The Bank also requires that fire and casualty insurance (and, if appropriate, flood, wind, storm and hail insurance) be maintained in an amount at least equal to the outstanding loan balance.

     One- to- four family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. The Bank requires private mortgage insurance on the loan amount in excess of 80% of the appraised value of the security property. Appraisals are generally performed by certified independent appraiser.

     At December 31, 1997, $3.6 million, or 7.6%, of the Bank's one- to- four family mortgage loan portfolio was secured by second residences, generally vacation homes. Lending on second residences is generally considered riskier than lending on primary residences because borrowers are more likely to default on their second residence obligations than their primary residence obligations in the event of financial hardship.

     Residential Lot Lending. At December 31, 1997, loans secured by first mortgages on residential building lots amounted to $2.7 million, or 3.4% total loans. Such loans enable the borrower to purchase real estate on which to build a future home and are generally made with loan-to-value ratios of up to 80%. Residential lot loans are generally made on an amortizing basis with maturities of five years or less or on an interest-only basis for one year or less. The Bank may renew a lot loan under then market interest rate terms subject to the borrowers continuing creditworthiness and a principal reduction of 5% or more. Residential lot loans frequently become sources of owner construction loans.

     Residential lot lending entails significant additional risks compared to residential property lending. The repayment of such loans can be significantly affected by adverse conditions in the real estate market. Furthermore, in the event of default and the repossession of the land by the Bank, vacant land is generally less marketable than improved land with a finished home. To minimize these risks, the Bank generally limits this type of lending to its market area and to individuals with above average credit histories.

     Construction Lending. The Bank actively originates two types of residential construction loans secured by properties located in its primary market area: (i) speculative construction loans to home builders and (ii) custom construction loans to either home builders or prospective homeowners. To a substantially lesser extent, the Bank originates commercial construction loans to small businesses in its primary market area. At December 31, 1997, construction loans totaled $5.9 million or 7.4% of total loans.

     At December 31, 1997, speculative construction loans amounted to $2.2 million, or 36.9% of the construction loan portfolio at that date. Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period. The Bank's risk is that the builder will not be able to service the debt on the speculative construction loan and/or pay real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. Presently, the Bank lends to approximately 10 local builders with whom the Bank has longstanding business relationships. The Bank generally limits the aggregate amount of loans outstanding to one builder at any one time to approximately $600,000 (usually financing for five homes). Speculative construction loans are originated for a term of nine to 12 months, with interest rates ranging from 0.5% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At December 31, 1997, the largest aggregate speculative construction loan balance to one borrower amounted to $485,000, all of which were performing according to their respective terms.

   Unlike speculative construction loans, custom construction loans are usually made directly to the home buyer. Custom construction loans are generally originated for a term of 12 months or less at fixed interest rates or variable rates equal to 1% to 2% above the prime rate. Loan-to-value ratios are generally no more than 80% of the appraised estimated value of the completed property or cost, whichever is less. At December 31, 1997, the largest outstanding custom construction loan had an outstanding balance of $336,000 and was performing according to its terms.

     To a substantially lesser extent, the Bank also provides construction financing for commercial properties to small businesses in its primary market area. Commercial construction loans are generally made on the same terms as residential construction loans. At December 31, 1997, commercial construction loans amounted to $633,000, the largest of which was for the development of a mobile home park located in Beaufort, South Carolina, and had an outstanding balance of $299,000. Such loan was performing according to its terms at December 31, 1997.

     Prior to preliminary approval of any construction loan application, an appraiser approved by the Board of Directors inspects the site and reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the property, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower use its own funds to maintain the original amount.

     The Bank's construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by an appraiser or Bank inspector approved by the Board of Directors. The Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction lending.

     Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio.

     Commercial Real Estate Lending. At December 31, 1997, commercial real estate loans totaled $10.6 million, or 13.3% of total loans. The average size of the commercial real estate loan in the Bank's loan portfolio is approximately $102,000. Commercial real estate loans are secured by professional offices, small retail stores and other commercial properties. Commercial real estate loans are generally structured on an amortization schedule of up to 15 years, with variable rates of interest based on the prime lending rate or the U.S. Treasury Bill rate. Generally, loan-to-value ratios may not exceed 80% of the appraised value of the underlying property as determined by an independent appraiser. The Bank requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals. In assessing the value of such guarantees, the Bank reviews the individuals' personal financial statements, credit reports, tax returns and other financial information.

     Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically depends on the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to management.

     Commercial Business Lending. The Bank's commercial business lending activities focuses primarily on small to medium size businesses owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 1997, commercial business loans amounted to $4.8 million, or 6.0% of total loans.

     Commercial business loans may be unsecured loans, but generally are secured by various types of business collateral other than real estate (i.e., inventory, equipment, etc.). Commercial business loans are generally made in amounts up to $250,000 and may be either lines of credit or term loans. Lines of credit are generally renewable and made for a one-year term. Lines of credit are generally variable rate loans indexed to the prime rate. Term loans are generally originated with three to five year maturities on a fully amortizing basis. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals.

     At December 31, 1997, the largest commercial business loan had an outstanding balance of $243,000 and was secured by marketable equity securities. Such loan was performing according to its terms at December 31, 1997.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     As part of its commercial business lending activities, the Bank issues standby letters of credit as an accommodation to its borrowers. See "-- Loan Commitments and Letters of Credit."

     Consumer Lending. At December 31, 1997, consumer loans totaled $9.5 million, or 11.9%, of total loans. Subject to market conditions and other factors, the Bank intends to continue to actively market consumer loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, second mortgages on residences, and unsecured loans for personal or household purposes.

     The largest component of the Bank's consumer loan portfolio is home equity revolving credit lines secured by a first or second mortgage on the borrowers' residence. Home equity lines of credit are made for variable rates of interest tied to the prime lending rate with a loan-to-value ratio of up to 80%, taking into account any outstanding first mortgage loan. At December 31, 1997, home equity lines of credit amounted to $5.9 million, or 7.3%, of total loans and the largest approved home equity line of credit had a credit line of $500,000.

     Consumer loans secured by deposit accounts, automobiles, boats and other personal property are made at fixed rates of interest for terms of five years or less. At December 31, 1997, the largest category of such loans were secured deposit account loans with aggregate outstanding balances of $925,000. The Bank does not engage in indirect consumer lending through automobile or boat dealers.

     At December 31, 1997, unsecured consumer loans amounted to $1.9 million, or 2.4% of total loans. Unsecured loans are made for a maximum of five years at fixed or variable interest rates. Unsecured loans are offered primarily to high net worth individuals with whom the Bank has had a longstanding relationship.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, particularly used automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1997, approximately $49,000, or less than 0.5% of the Bank's consumer loan portfolio, was 90 days or more past due.

     Loan Maturity. The following table sets forth, as of December 31, 1997, information regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                          Within     After 1 Year
                          1 Year     Through 5 Years   After 5 Years  Total
                          -----      ---------------   -------------  -----
                                          (Dollars in thousands)

Commercial . . . . . . .  $3,664        $1,129            $ --        $4,793
Real estate/construction   5,738           180              31         5,949
                          ------        ------            ----       -------
     Total . . . . . . .  $9,402        $1,309            $ 31       $10,742
                          ======        ======            ====       =======

     The following table sets forth the dollar amount of all loans due after December 31, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                   Fixed      Floating or
                                   Rates     Adjustable Rates
                                   -----     ---------------
                              (In thousands)

Commercial . . . . . . . . . .     $1,129        $ --
Real estate/construction . . .         67         113
                                   ------        ----
     Total . . . . . . . . .       $1,196        $113

     Loan Solicitation and Processing. The Bank solicits loans through advertisements and referrals by officers, directors and employees of the Bank. The Bank also employs full-time loan originators. Applications for one- to-four family mortgage loans are written on documentation meeting FNMA and FHLMC standards, and other loan applications are underwritten and closed based on the Bank's own guidelines. Title insurance is generally obtained to protect the Bank from a possible title risk. All mortgage loans require fire and casualty insurance (and, if appropriate, flood, wind, storm and hail insurance) on appurtenant structures.

     For fixed-rate one- to- four family mortgage loans that are originated for sale, loan approval authority is vested in loan officers of the Bank who follow FHLMC guidelines or with the investor purchasing the loan. For loans that are originated for the Bank's portfolio, loan approval authority is vested in individual officers, a loan committee or the full Board of Directors depending on the dollar amount of the total proposed lending relationship. An individual loan officer may approve a loan if the proposed total lending relationship is under $200,000. The Loan Committee, consisting of designated Board members and senior Bank officers, may approve a loan if the proposed total lending relationship is between $200,000 and $350,000. The full Board of Directors is required to approve any loan if the total proposed lending relationship exceeds $350,000.

     Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. If any real estate is offered as collateral, an appraisal of the real estate is generally undertaken by an independent appraiser approved by the Bank. Applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

     Loan Originations, Sales and Purchases. The Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. The Bank generally originates ARM loans for retention in its portfolio. Fixed-rate one- to- four family mortgage loans are generally sold to the FHLMC and other institutions, primarily other financial institutions. The Bank generally does not assume any "pipeline risk" (i.e., the risk that the value of the loan will decline during the period between the time the loan is originated and the time of sale because of changes in market interest rates) when it sells loans because it obtains a purchase commitment from the prospective purchaser at the time it commits to fund the loan at a given interest rate. The Bank is not an active purchaser of loans.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                   Year Ended December 31,
                                   -----------------------
                                     1997           1996
                                     ----           ----
                                      (In thousands)

Total loans and loans held-for-sale
  at beginning of year . . . . . .   $79,443       $72,747
Loans originated:
 Real estate mortgage:
  Permanent. . . . . . . . . . . .    24,491        21,801
  Construction . . . . . . . . . .    13,531        13,371
 Other Loans:
  Consumer loans . . . . . . . . .     3,810         3,886
  Commercial loans . . . . . . . .    11,483        12,077
                                    --------       -------
   Total loans originated. . . . .    53,315        51,135

Net change in equity lines of credit     (19)         (572)

Loans purchased. . . . . . . . . .        --            --

Loans sold . . . . . . . . . . . .   (14,165)       (7,521)

Transfers to real estate owned,
 charge-offs and increases in
  deferred loan fees . . . . . . .      (53)         (314)

Loan principal repayments. . . . .  (37,053)      (36,032)
                                   --------       -------
Total loans and loans held-for-sale
  at end of year . . . . . . . . .  $81,468       $79,443
                                    =======       =======

     Loan Commitments and Letters of Credit. The Bank issues, without a fee, commitments to approved residential mortgage loan applicants conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days. At December 31, 1997, the Bank had total such commitments to extend credit of $3.4 million. See Note 15 of Notes to Consolidated Financial Statements.

     As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit in favor of entities for whom the Bank's borrowers are performing work or other services. At December 31, 1997, the Bank had outstanding standby letters of credit of $288,000. See Note 15 of Notes to the Consolidated Financial Statements.

     Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Bank receives loan origination fees or "points" for originating loans. Loan origination fees charged to the borrower for originating a loan are based on a percentage of the principal amount of the mortgage loan.

     Fees vary with the volume and type of loans and commitments made and purchased and the competitive conditions present in mortgage markets, which in turn respond to the demand for and availability of money. The Bank also receives other fees and charges relating to existing loans, such as late charges and fees collected in connection with a change in borrower or other loan modifications. As required by GAAP, loan origination fees and certain origination expenses are amortized over the life of the related loan, and the Bank defers loan origination fees and certain direct loan origination costs. Such costs and fees are recognized as an adjustment to yield over the lives of the related loans utilizing a method of amortization that approximates the level yield method.

     Commitment fees to originate loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment.

     Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment when due, the Bank institutes collection procedures. The first notice is mailed to the borrower ten to 15 days after the payment due date. Attempts to contact the borrower by telephone generally begin approximately 25 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. If management determines on the 90th day of delinquency that all remedies to cure the delinquency have been exhausted, the loan generally is placed on nonaccrual status if the collateral status is such that the interest or principal are unlikely to be recouped.
All previously recorded accrued interest income is reversed. Consumer loans are charged off when amounts are determined to be uncollectible.

     The Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans with outstanding balances in excess of $10,000 that are delinquent 60 days or more and are classified "substandard." The Board of Directors is informed of the status of all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                         At December 31,
                                       -------------------
                                       1997         1996
                                       ----         ----
                                      (Dollars in thousands)

Loans accounted for on a
 non-accrual basis(1):
   Residential . . . . . . . . . . .    $405        $308
   Commercial. . . . . . . . . . . .       3          46
   Consumer. . . . . . . . . . . . .      21          36
                                        ----        ----
    Total. . . . . . . . . . . . . .     429         390

Accruing loans which are contractually
 past due 90 days or more:
   Residential . . . . . . . . . . .      27         100
   Commercial. . . . . . . . . . . .     150          12
   Consumer. . . . . . . . . . . . .      28          --
                                        ----        ----
    Total. . . . . . . . . . . . . .     205         112

Total of non-accrual loans and
 90 day past due loans . . . . . . .     634         502
                                        ----        ----
Real estate owned. . . . . . . . . .     127         228
Restructured loans . . . . . . . . .      --          --
                                        ----        ----
    Total nonperforming assets . . .    $761        $730
                                        ====        ====
Total loans delinquent 90 days
 or more, accruing and non-accruing,
 to net loans. . . . . . . . . . . .    0.79%       0.64%

Total loans delinquent 90 days
 or more, accruing and non-accruing,
 to total assets . . . . . . . . . .    0.69%       0.55%

     Gross interest income of $38,000 would have been recorded for the year ended December 31, 1997 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the entire year. Interest income of $27,000 on such was included in net income for such year.

     Foreclosed Real Estate. At December 31, 1997, the Bank had foreclosed real estate of $127,000 consisting of a single-family home resulting from the foreclosure of a builder construction loan and two residential building lots. See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Bank's accounting for foreclosed real estate.

     Asset Classification. Under the Bank's loan classification system, problem assets are classified as "substandard," if certain characteristics exist. The Bank considers a loan for substandard status if it has a balance greater than $10,000 and is more than 60 days past due. In addition, a past due loan that has potential for "some loss" will be classified as a substandard loan; however, this category is also used for well secured loans that, because of their past due status, need to be monitored.

     When an institution classifies problem assets as substandard, it establishes specific allowances for loan losses based on estimates of losses for each substandard loan. General allowances are also established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution determines a loan to be not recoverable, it considers the loan to be a loss and charges-off the loan against its allowance for loan losses. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's regulator, the OCC, who can order the establishment of additional general or specific loss allowances.

     At December 31, 1997 and 1996, the aggregate amounts of the Bank's substandard assets were $361,000 and $524,000, respectively. Substandard assets are monitored monthly by the Bank's Board of Directors.

     Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Such evaluations are particularly susceptible to changes in economic, operating or other conditions that may be beyond the Bank's control.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. When recoveries are recognized from charge-offs to the allowance for loan losses, the allowance for loan losses is credited to the extent of the charge-off. Likewise, any subsequent loss that may occur from the disposition of collateral is charged to current period expense.
                                    Year Ended December 31,
                                    -----------------------
                                     1997           1996
                                     ----           ----
                                     (Dollars in thousands)

Balance at beginning of period . .  $ 631           $ 470

Charge-offs:
 Residential . . . . . . . . . . .     19               7
 Commercial. . . . . . . . . . . .     21               4
 Consumer. . . . . . . . . . . . .     33              18
                                    -----           -----
   Total charge-offs . . . . . . .     73              29

Recoveries:
 Residential . . . . . . . . . . .      2               1
 Commercial. . . . . . . . . . . .     --              12
 Consumer. . . . . . . . . . . . .      3              15
                                    -----           -----
   Total recoveries. . . . . . . .      5              28

Net charged-offs . . . . . . . . .     68               1
Provision for possible loan losses    165             162
                                    -----           -----
Balance at end of period . . . . .  $ 728           $ 631
                                    =====           =====
Ratio of allowance to total loans
 outstanding at end of period. . .   0.90%           0.80%

Ratio of net charge-offs to average
 loans outstanding during period .   0.08%           0.02%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                           At December 31,
                         --------------------------------------------------
                              1997              1996               1995
                         ---------------   ---------------  ---------------
                                          % of                       % of
                                As a %    Loans in         As of     Loans in
                                of Out-   Category         of Out-   Category
                                standing  Total            standing  Total
                                Loans in  to               Loans in  to
                         Amount Category  Loans    Amount  Category  Loans
                         ------ --------  -----    ------  --------  -----
                                       (Dollars in thousands)
Mortgage loans:
 Permanent mortgage. . . $146     0.25%    71.60%    $ 90    0.15%   77.20%
 Construction. . . . . .   21     0.25     10.70       20    0.31     7.90
Consumer . . . . . . . .  318     3.34     11.80      224    2.57    11.10
Commercial . . . . . . .   39     0.80      5.90       80    2.68     3.80
Unallocated. . . . . . .  204       --        --      217      --       --
  Total allowance for    ----     ----    ------     ----    ----   ------
   loan losses . . . . . $728     0.90%   100.00%    $631    0.80%  100.00%
                         ====     ====    ======     ====    ====   ======
Investment Activities

     At December 31, 1997, the sole investments of the Company were its equity investment in the Bank and the organizational costs incident to the New Bank. As a national bank, the Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is also required to maintain investments in FHLB of Atlanta stock and Federal Reserve Bank of Richmond stock a condition of membership in each institution. Neither the Company nor the Bank invests in high yielding, non-investment grade securities, or "junk-bonds." See Note 4 of Notes to Consolidated Financial Statements.

     The following table sets forth the composition of the Bank's securities portfolio at the dates indicated. At December 31, 1997 and 1996, the Bank's entire securities portfolio was designated as available-for-sale.

                                           At December 31,
                              --------------------------------------------
                                      1997                   1996
                              ---------------------   --------------------
                              Carrying   Percent of   Carrying  Percent of
                              Value(1)   Portfolio    Value(1)  Portfolio
                              --------   ---------    --------  ---------
                                         (Dollars in thousands)

FHLB stock . . . . . . . . .   $548        24.8%       $548      21.9%
Federal Reserve Bank Stock .    130         5.9         130       5.2
US Governments and agency
Obligations. . . . . . . . .     99         4.5          99       3.9
Mortgage Banked Securities .  1,429        64.8       1,726      69.0
                             ------       -----      ------     -----
  Total. . . . . . . . . . . $2,206       100.0%     $2,503     100.0%
                             ======       =====      ======     =====
---------------
(1) The market value of the investment portfolio amounted to $2.2 million and $2.5 million at December 31, 1997 and 1996, respectively.

     The following table sets forth the maturities and weighted average yields of the debt securities in the Bank's investment securities portfolio at December 31, 1997.

                           Less Than   One to        Five to      Over Ten
                           One Year    Five Years    Ten Years      Years
                         ------------ ------------  ------------ ------------
                         Amount Yield Amount Yield  Amount Yield Amount Yield
                         ------ ----- ------ -----  ------ ----- ------ -----
                                        (Dollars in thousands)

U.S. Government and
 agency obligations. . .  $99  5.85%  $  --    --%  $  --    --%  $  --    --%
GNMA mortgage-backed
 securities (1). . . . .   --    --      --    --      --    --   1,429  6.60
FHLB stock (2) . . . . .   --    --      --    --      --    --     548  7.25
Federal Reserve Bank
 stock(2). . . . . . . .   --    --      --    --      --    --     130  5.00
                          ---         -----         -----        ------
  Total. . . . . . . . .  $99  5.85   $  --    --   $  --    --  $2,107  6.73
                          ===         =====         =====        ======
___________________
(1) Mortgage-backed securities have rates that adjust annually to the one year constant maturity treasury index.
(2) FHLB and Federal Reserve Bank stock have no stated maturity and are assumed to be over 10 years.

     At December 31, 1997 and 1996, the Bank held no investment securities (other than U.S. Government and agency securities which invest exclusively in such securities) which had an aggregate book value in excess of 10% of the Bank's retained earnings at those respective dates.

Deposits

     General. The Bank offers a wide array of deposit accounts as set forth in the following table. Deposits are the primary source of funds for the Bank's lending and investment activities. None of the deposit instruments offered by the Bank have rates subject to regulation. Deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Transaction account balances are influenced considerably by the time of the month and general economic activity. The Bank's ability to attract and retain deposits and the Bank's cost of funds has been, and will continue to be, significantly affected by market conditions.

     Most of the Bank's deposits are obtained from residents of South Carolina, principally from residents in Beaufort County, the Bank's largest deposit market. In addition, the Bank has accepted brokered deposits typically in denominations of $99,000 from out-of-state depositors at rates comparable to rates offered to local depositors. At December 31, 1997, brokered deposits totaled approximately $8.0 million.

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 1997.

Weighted                                                              Percen-
Avg.                                                     Balance      tage
Interest                  Checking and           Minimum (in          of
Rate    Original Term     Savings Deposits       Amount  thousands    Total
----    -------------     ----------------       ------  ---------    -----

2.09%   --                 NOW Accounts            $500   $16,580     23.42%
3.54    --                 Money market           1,000    11,353     16.04
2.33    --                 Savings accounts         100     5,176      7.31

                           Certificates of deposit

5.52    6 months or less   Fixed term, fixed rate   500     9,151     12.93
5.82    Over 6 months
         through 12
          months           Fixed term, fixed rate   500    11,174     15.78
6.15    Over 1 year
         through 2 years   Fixed term, fixed rate   500     9,279     13.11
6.41    Over 2 years       Fixed term, fixed rate   500     4,933      6.97
5.84    Various            Fixed Rate/IRA/Keough    500     3,142      4.44
                                                          -------    ------
                           Total                          $70,788    100.00%
                                                          =======    ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 1997. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period                       Amount
                                      ------
                                  (In thousands)

Three months or less . . . . . .    $  2,389
Over three through six months. .       1,924
Over six through twelve months .       3,021
Over twelve months . . . . . . .       1,496
                                    --------
     Total . . . . . . . . . . .    $  8,830
                                    ========

     The following table sets forth the balances and changes in dollar amounts of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.
                                                   At December 31,
                                   -------------------------------------------
                                             1997                  1996
                                   --------------------------  ---------------
                                           Percent                     Percent
                                           of      Increase            of
                                   Amount  Total  (Decrease)   Amount  Total
                                   ------  -----  ----------   ------  -----
                                              (Dollars in thousands)

Non-interest-bearing . . . . . . . $ 6,675     8.6%    $(494)   $ 7,169   9.2%
NOW and money market checking. . .  27,933    36.1      2,061    25,872  33.0
Regular savings accounts . . . . .   5,176     6.7      (794)     5,970   7.6
Certificates of deposit maturing
 (1)(2):
 Within 1 year . . . . . . . . . .  30,380    39.1      (690)    31,070  39.7
 After 1 year, but within 3 years.   7,092     9.2      (344)     7,436   9.5
  After 3 years. . . . . . . . . .     206     0.3      (577)       783   1.0
                                   -------   -----     -----    ------- -----
     Total . . . . . . . . . . . . $77,462   100.0%    $(838)   $78,300 100.0%
                                   =======   =====     =====    ======= =====
_____________
(1) At December 31, 1997 and 1996, jumbo certificates amounted to $8.8 million and $10.5 million, respectively.
(2) IRA accounts included in certificate balances are $3.1 million and $3.4 million at December 31, 1997 and 1996, respectively.

Time Deposits by Rates

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.
                                        At December 31,
                                    ---------------------
                                      1997           1996
                                      ----           ----
                                        (In thousands)

2.00 - 3.99% . . . . . . . . . . .   $    41       $   125
4.00 - 5.99% . . . . . . . . . . .    22,675        28,631
6.00 - 7.99% . . . . . . . . . . .    14,962        10,533
                                     -------       -------
Total. . . . . . . . . . . . . . .   $37,678       $39,289
                                     =======       =======

Time Deposits by Maturities

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                     Amount Due
                       --------------------------------------
                                                                     Percent
                                                                     of
                       Less    One       Over    Over                 Total
                       Than    to        Two to  to     After         Certi-
                       One     Two       Three   Four   4             ficate
                       Year    Years     Years   Years  Years Total   Accounts
                       ----    -----     -----   -----  ----- -----   --------
                                      (Dollars in thousands)

2.00 - 3.99% . . . . . $    41 $    --   $  --   $ --   $ -- $    41   0.11%
4.00 - 5.99% . . . . .  21,033   1,417     152     64     10   22,676  60.18
6.00 - 7.99% . . . . .   9,306   4,712     811     85     47   14,961  39.71
                       ------- -------   -----   ----    ---  ------- ------
Total. . . . . . . . . $30,380 $ 6,129   $ 963   $149    $57  $37,678 100.00%
                       ======= =======   =====   ====    ===  ======= ======

     Savings Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                              Year Ended December 31,
                                              -----------------------
                                                1997            1996
                                                ----            ----
                                                   (In thousands)

Beginning balance. . . . . . . . . . . . .     $78,300        $74,905
Interest credited. . . . . . . . . . . . .       3,127          3,111
Net increase (decrease) in savings deposits     (3,965)           284
                                               -------        -------
Ending balance . . . . . . . . . . . . . .     $77,462        $78,300
                                               =======        =======
Borrowing

     The Bank uses FHLB of Atlanta advances to support additional loan demand and other funding needs. At December 31, 1997, the Bank had a borrowing capacity of $11.0 million at the FHLB-Atlanta, of which $5.1 million was outstanding.

     The following tables set forth certain information regarding the Bank's short-term borrowings at the end of and during the periods indicated.

                                                  At December 31,
                                               --------------------
                                                 1997          1996
                                                 ----          ----
Weighted average rate paid on:
  FHLB borrowings - short term . . . . . . .     6.50%          6.95%

                                               Year Ended December 31,
                                               -----------------------
                                                 1997          1996
                                                 ----          ----
                                               (Dollars in thousands)

Maximum amount of borrowings outstanding
  at any month end:
 FHLB borrowings - short term. . . . . . . .   $4,700         $4,650

Approximate average short-term borrowings
  outstanding with respect to:
   FHLB borrowings - short term. . . . . . .    2,762          2,071

Approximate weighted average rate paid on:
 FHLB borrowings - short term. . . . . . . .     5.85%          5.64%

Competition

     The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 1997, there were seven commercial banks (including the Bank), a thrift institution, two credit unions and three securities brokerage firms operating in Beaufort County. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities

     The Bank has one wholly-owned subsidiary, First Securities Corporation ("First Securities"), that is engaged in discount brokerage activities. At December 31, 1997, the Bank's investment in First Securities was $76,000.

Properties

     The Bank's main office is a 7,500 square foot building located at 1121 Boundary Street, Beaufort, South Carolina. The office was opened in 1986. The office building is leased from First Patriots Partnership, a South Carolina general partnership among Colden R. Battey, Jr., Richard L. Gray, Russell L. Jeter, Carson R. Rentz and Robert A. Kerr, all of whom are directors of the Company and the Bank. The Bank also leases additional parking space adjacent to the main office from First Patriots Partnership.

     The Bank operates a 2,100 square foot branch office located on U.S. Highway 21 on Lady's Island in Beaufort, South Carolina. The office was opened in 1988. The building is leased from Richard L. Gray, a director of the Company and the Bank.

     The Bank owns and operates a 8,700 office located at One Burnt Church Road, Bluffton, South Carolina. The Bank occupies approximately 3,850 square feet as a branch office and leases the remaining space. The office was opened in 1993. In September 1996, the Bank established its first ATM at this branch office.

Personnel

     As of December 31, 1997, the Bank had 43 full-time and four part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Legal Proceedings

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

                            REGULATION

Regulation of the Bank

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

     Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended December 31, 1997, equaled $49,000.

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

     At December 31, 1997, the Bank was categorized as "well capitalized" under the OCC prompt corrective action regulations.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed regulatory standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (iv) asset quality; (vii) earnings and (vii) compensation, fees and benefits. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

     The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated Composite 1 under the CAMEL rating system for banks. National banks not rated Composite 1 are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of tangible capital plus certain intangibles. At December 31, 1997, the Bank's Tier 1 leverage ratio was 8.6%.

     The OCC risk-based capital requirement requires national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital generally consists of certain permanent and maturing capital instruments that do not qualify as core capital and general loan and lease loss allowances up to a maximum of 1.35% of risk weighted assets. Total risk-weighed assets include all assets, including certain off-balance sheet items, multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. At December 31, 1997, the Bank's risked-based capital ratio was 12.0%.

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

     Liquidity. National banks are not subject to any prescribed regulatory liquidity requirements. At December 31, 1997, the Bank believed that it maintained sufficient liquid assets to meet its commitments at that date.

     Loans-to-One-Borrower. Federal law limits the amount of loans that the Bank can extend to any one borrowers and the borrower's related entities. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997 the Bank's loans-to-one borrower limit was approximately $1.3 million. At December 31, 1997, the Bank was in compliance with this requirement.

     Federal Reserve System. Regulation D promulgated by the Federal Reserve imposes reserve requirements on all depository institutions that maintain transaction accounts or non personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non personal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.4 million of net transaction accounts, 3% of the next $44.9 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 1997, the Bank met its reserve requirements.

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

Regulation of the Company

     General. The Company is a bank holding company registered as such with the Federal Reserve and subject to comprehensive regulation by the Federal Reserve under the BHCA and the regulations thereunder. The Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). Generally, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Act of 1994 ("Riegle-Neal") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, Riegle-Neal allows the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory laws of the host state. Riegle-Neal also prohibits the FRB form approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the Untied States or 30% or more of the deposits in the target bank's home sate or in any state in which the target bank maintains a branch. Riegle-Neal does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act. Generally, South Carolina law permits any bank holding company to acquire banks or bank holding companies located in South Carolina subject to the requirements that the laws of the state in which the acquiring bank holding company is located permit bank holding companies located in South Carolina to acquire banks or bank holding companies in the acquiror's state and that the South Carolina bank sought to be acquired has been in existence for at least five years.

     Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out Riegle-Neal by adopting a law after the date of enactment of Riegle-Neal and prior to June 1, 1997 which applies equally to all out-of-state banks and expressing prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also be subject to the nationwide and statewide insured deposit concentration amounts described above.
     Riegle-Neal authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. Riegle-Neal also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

     Capital Requirements. The Federal Reserve has established capital adequacy requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, like the Company, compliance is measured on a bank-only basis. See "-- Regulation of the Bank -- Capital Requirements" and Note 17 of Notes to Consolidated Financial Statements.

Subsidiary Activities

     The Bank has one wholly-owned subsidiary, First Securities Corporation ("First Securities"), that is engaged in discount brokerage activities. At December 31, 1997, the Bank's investment in First Securities was $76,000.

ITEM 2:  PROPERTIES
-------------------

     The Bank's main office is a 7,500 square foot building located at 1121 Boundary Street, Beaufort, South Carolina. The office was opened in 1986. The office building is leased from First Patriots Partnership, a South Carolina general partnership among Colden R. Battey, Jr., Richard L. Gray, Russell L. Jeter, Carson R. Rentz and Robert A. Kerr, all of whom are directors of the Company and the Bank. The Bank also leases additional parking space adjacent to the main office from First Patriots Partnership.

     The Bank operates a 2,100 square foot branch office located on U.S. Highway 21 on Lady's Island in Beaufort, South Carolina. The office was opened in 1988. The building is leased from Richard L. Gray, a director of the Company and the Bank.

     The Bank owns and operates a 8,700 office located at One Burnt Church Road, Bluffton, South Carolina. The Bank occupies approximately 3,850 square feet as a branch office and leases the remaining space. The office was opened in 1993. In September 1996, the Bank established its first ATM at this branch office.

Personnel

     As of December 31, 1997, the Bank had 43 full-time and four part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

     This item is satisfied by the information contained in Note 14 of Notes to Financial Statements, which is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II
-------

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

     This item is satisfied by the information contained under the section captioned "Common Stock Information" in the Bank's 1997 Annual Report (the Annual Report) to Stockholders (exhibit (13)), which is incorporated herein by reference.

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

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     This item is satisfied by the financial statements contained in the Annual Report to Stockholders (exhibit (13)), which are incorporated herein by reference.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

PART III
--------

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     This item is satisfied by the incorporation by reference of the information contained under the section captioned "Transactions with Management" in the Proxy Statement for the 1998 Annual Stockholders meeting.

ITEM 10:  EXECUTIVE COMPENSATION
--------------------------------

     This item is satisfied by the incorporation by reference of the information contained under the section captioned "Executive Compensation" in the Proxy Statement for the 1998 Annual Stockholders meeting.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     This item is satisfied by the incorporation by reference of the information contained under the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement for the 1998 Annual Stockholders meeting.

(b)  Security Ownership of Management

     This item is satisfied by the incorporation by reference of the information contained under the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement for the 1998 Annual Stockholders meeting.

(c)  Changes in Control

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     This item is satisfied by the incorporation by reference of the information contained under the section captioned "Transactions with Management" in the Proxy Statement for the 1998 Annual Stockholders meeting.

PART IV
-------

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1. Index to financial statements (incorporated by reference to the 1997 Annual Report to Stockholders):

       Independent Auditors' Report **
       Balance Sheets, December 31, 1997 and 1996 **
       Statement of Income, Years ended
       December 31, 1997, and 1996 **
       Statement of Changes in Stockholders' Equity,
       Years Ended December 31, 1997 and 1996 **
       Statement of Cash Flows, Years ended
       December 31, 1997 and 1996 **
       Notes to Financial Statements **

       ** (Incorporated by reference to the 1997 Annual Report to Stockholders)

       2. Financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

       3.  Exhibits
           3.1--Articles of Incorporation of FirstBancorporation, Inc. (incorporated by reference to Exhibit 3.1 contained in the Company's Current Report on Form 8-k dated November 7, 1995)

           3.2--Bylaws of FirstBancorporation, Inc. (incorporated by reference to Exhibit 3.2 contained in the Company's Current Report on form 8-k dated November 7, 1995)

           10.1--Employment Agreement with James A. Shuford, III (incorporated by reference to Exhibit 10(g) contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

           10.2--Employment agreement with James L. Pate, III (Incorporated by reference on Registration Statement on Form SB-2)

           10.3 Employment Agreement with Richard E. Morgan, Jr. (Incorporated by reference on Registration Statement on Form SB-2)

           10.4--Employment Agreement with F. Wayne Lovelace (Incorporated by reference on Registration Statement on Form SB-2)

           10.5 1996 Stock Option Plan (incorporated by reference to Exhibit A appended to the Company's 1996 annual meeting proxy statement)

           10.6--Qualified Incentive Stock Option Plan (incorporated by reference to Exhibit 10(b) contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

           10.7--Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10(c) contained in the Company's Annual Report on form 10-KSB for the year ended December 31, 1995)

           10.8--Non-qualified Stock Option for Robert A. Kerr (incorporated by reference to Exhibit 10(d) contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

           10.9--Lease for Company's main office (incorporated by reference to Exhibit 10(e) contained in the company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

           10.10--Lease for Company's main office (incorporated by reference to Exhibit 10(e) contained in the company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

           10.11--Lease for Columbia, South Carolina Office (Incorporated by reference on Registration Statement on Form SB-2)

           (13) 1997 Annual Report to Stockholders

           (21) Subsidiaries of the Registrant

           (Note:  All other required exhibits are not applicable.)

(b) There were no reports on Form 8K filed in the quarter ended December 31, 1997.

                                 SIGNATURES

     Pursuant to the requirement of Section 13 or 15(D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstBancorporation, Inc.


Dated:  March 27, 1998                By /s/James A. Shuford, III
                                      ---------------------------------------
                                      James A. Shuford, III
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/James L. Pate, III                 /s/James A.Shuford, III
--------------------------------      --------------------------------------
James L. Pate, III                       James A. Shuford, III
Senior Vice President                    President and Chief Executive Officer
(Principal Finance and                   (Principal Executive Officer)
Accounting Officer)                      March 27, 1998
March 27, 1998

/s/Colden R. Battey, Jr.              /s/Laurance H. Davis, Jr.
--------------------------------      --------------------------------------
Colden R. Battey, Jr.                    Laurance H. Davis, Jr.
Director                                 Director
Chairman of the Board                    Secretary
March 27, 1998                           March 27, 1998

/s/Richard L. Gray
--------------------------------      --------------------------------------
Richard L. Gray                          Russell L. Jeter
Director                                 Director
March 27, 1998                           March 27, 1998

/s/Robert A. Kerr, Sr.                /s/James D. Neighbors
--------------------------------      --------------------------------------
Robert A. Kerr, Sr.                      James D. Neighbors
Director                                 Director
March 27, 1998                           March 27, 1998


--------------------------------      --------------------------------------
Jerry H. Reeves, III                     Carson R. Rentz
Director                                 Director
March 27, 1998                           March 27, 1998

/s/William C. Robinson
--------------------------------
William C. Robinson
Director
March 27, 1998

                                   EXHIBIT  (13)

                        1997 ANNUAL REPORT TO STOCKHOLDERS

                             FirstBancorporation, Inc.

                            FIRSTBANCORPORATION, INC.


                                                               Progress
                                                                 Growth
                                                            Performance
                                                             Dedication

                                                              FIRSTBANK
                                                           --------------
                                                                 1997
                                                            ANNUAL REPORT

C O R P O R A T E P R O F I L E FirstBancorporation, Inc. (The "Company") was formed in 1995 as the holding company for FirstBank, N.A. (The "Bank"). See Note 1 of Note to Consolidated Financial Statements. The Bank originally began operations in 1986 as The Savings Bank of Beaufort County, FSB and converted its thrift charter to a national bank charter in 1995. The Bank currently operates two full-service branches in Beaufort, South Carolina and one full-service branch in Bluffton, South Carolina. The Bank provides a full range of financial products, including a variety of credit and deposit services. In 1997, the Bank opened FirstSecurities Corporation, a wholly-owned Bank subsidiary. FirstSecurities offers a full range of investment products including mutual funds, annuities and retirement plans. The Company is an equal opportunity employer.

N O T I C E   OF  A N U A L  S H A R E H O L D E R S M E T I N G  The Annual
Meeting of Shareholders will convene at 5:30 p.m. on April 23, 1998 at the following location: Oyster Cove Community Center, Oyster Cove Drive, Beaufort, South Carolina 29902.

10 - K S B   I N F O R M A T I O N  A copy of the Form 10-KSB as filed with the Securities and Exchange Commission will be furnished to shareholders, free of charge, upon written request to the Corporate Secretary at the Main Office address.

C O M M O N S T O C K I N F O R M A T I O N The Company's voting common stock is not regularly or actively traded in any established market, and there are not regularly quoted bid and asked prices for the stock. During 1997, 17,802 shares were traded at an average price of approximately $13.88 per share based upon transfer records and the per share price of any trades of which the Company is made aware. The most recent trade of which the Company is aware involved 425 shares at $15.00 per share, and occurred on February 10, 1998. As of March 16, 1998, there were 656 stockholders of record and 692,748 common shares issued and outstanding. The Company declared a 10% stock dividend in 1997. No cash dividends have been declared by the Company since opening in 1986. Cash dividends may be declared and paid only from retained earnings of the Company. Additional regulatory restrictions apply. See the Liquidity and Capital Resources Section of this report.

CORPORATE INFORMATION
MAIN OFFICE
1121 Boundary Street
Beaufort, South Carolina 29902
(843) 521-5600

BRANCH OFFICE
One Burnt Church Road
Bluffton, South Carolina 29910
(843) 837-5466

BRANCH  OFFICE
184 Sea Island Parkway
Lady's Island
Beaufort, South Carolina 29902
(843) 521-5660

GENERAL COUNSEL
Harvey & Battey, P.A.
Beaufort, South Carolina 29902

INDEPENDENT AUDITORS
J.W. Hund and Company LLP
Columbia, South Carolina

SPECIAL SECURITIES COUNSEL
Breyer & Aguggia
Washington, D.C.

TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 456-0596

                                                            [Picture]
                                                       Colden R. Battey, Jr.

                                                            [Picture]
                                                        James A. Shuford

T O O U R S H A R E H O L D E R S : FirstBank combined record earnings in 1997 with many new initiatives. We expect our efforts to result in long-term value to you, our shareholders, EARNINGS in 1997 were $947,000, a record for the Company and an increase of 21% over operating earnings in 1996. These earnings resulted from the Bank's normal operations and included no extraordinary items. Your company was not burdened by the one-time SAIF assessment which occurred in 1996 that impacted earnings by $285,000 after tax. TOTAL assets at year-end were $91,699,000, which were relatively unchanged from December 31, 1996. The Bank, however, had a record year of loan production as it significantly increased loans sales through its mortgage banking activities. ASSET quality remained high during 1997 and our loan portfolio performed well. Prudent credit management and credit standards remain a priority. While our economy has been strong, economic conditions could change and FirstBank has increased its allowance for loan losses by $382,000 over the past three years. DURING March, the Bank completed its data processing upgrade. Our new operating system helps us to provide better and faster customer service as well as better reporting for our management. We will now be able to make product changes more efficiently in response to customer demand for new services. IN September, we introduced our 24 Hour BankLine so that our customers can access account information any time of the day. This automated service received immediate acceptance, and the Bank has averaged more than 3,000 calls monthly. A wholly owned subsidiary of FirstBank, FirstSecurities Corporation, began operations in early 1997. John
E. Faircloth manages the Company and has done an outstanding job in providing professional investment advice to our customers. Start-up expenses impacted earnings but have been minimal when compared to our expected future returns. THE Bank's Bluffton Executive Board added James A. Parrish, CPA, and Dr. Michael K. Mikkelson in September. Mr. Parrish and Dr. Mikkelson bring their wisdom and experience to our bank and will help ensure that we stay in close contact with our Bluffton customers. REGRETTABLY Mac Kilpatrick, a valued member of our Bluffton Executive Board, passed away in August. Mac was a founding member of our Bluffton Executive Board and his service and guidance will be profoundly missed. MUCH of our effort has recently been devoted to the successful charter of our proposed Columbia bank, FirstBank of the Midlands. Wayne Lovelace, the Bank's proposed President, along with our Board members, brings a vast amount of talent to the new Bank. Thomas E. Suggs has been designated Chairman of the Board that will include Charles D. Beaman, Robert
R. Bowers, Karen S. Faber and H. Vince Ford. Each of these individuals has long-standing relationships in the Midlands area and will be invaluable to our success. THE Columbia opening is planned for summer 1998, and our applications with various regulatory authorities have been well received to date. Our planned stock offering is expected to be approved and mailed to our stockholders and other interested parties in late spring. We will keep you informed of our progress. INCREASED competition from banking and financial service companies is a marketplace reality. The initiatives we have taken, our knowledge of our service areas and our commitment to responsive community banking will help us to compete successfully. YOUR Board anticipates a promising future for your Company. The strength in the Beaufort and Bluffton communities and the potential for growth in the Midlands is encouraging. We will continue to work hard for your investment.

                        /s/ Colden R. Battey Jr.     /s/ James A. Shuford III
                        COLDEN R. BATTEY JR.         JAMES A. SHUFORD III
                        CHAIRMAN OF THE BOARD        PRESIDENT AND CEO

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following tables set forth certain information concerning the consolidated financial condition and results of operations of the Company and its subsidiary at the dates and for the years indicated. All per share data has been adjusted for all stock dividends paid.

                                                At December 31,
                                     ---------------------------------------
                                     1997     1996     1995     1994    1993
                                     ----     ----     ----     ----    ----
                                                  (In thousands)
SELECTED FINANCIAL CONDITION DATA:
Total assets                       $91,699  $91,733  $83,047  $77,311 $73,154
Loans receivable, net               80,064   78,150   72,026   68,900  65,141
Loans held for sale                    676      663      251       --      --
Investment securities held-to-
 maturity                               --       --       --    2,755   2,999
Investment securities available-
 for-sale                            2,182    2,485    2,630       --      --
Cash and amounts due from banks      4,127    4,721    4,197    3,359   2,164
Deposits                            77,465   78,300   74,905   69,273  67,249
FHLB borrowings                      5,050    5,600    1,000    1,000      --
Amounts due to depository
 institutions                          305      200      238      870     185
Stockholder's equity                 7,981    7,045    6,517    5,895   5,374

                                              Year Ended December 31,
                                     ---------------------------------------
                                     1997     1996     1995     1994    1993
                                     ----     ----     ----     ----    ----
                                     (In thousands, except per share amounts)

Interest Income                     $7,542   $6,920   $6,295   $5,184  $5,109
Interest Expense                     3,423    3,281    3,106    2,220   2,352
Net interest income                  4,119    3,639    3,190    2,964   2,757
Provision for loan losses              165      162      192      179     149
Net interest income after
 provision for loan losses           3,954    3,477    2,998    2,785   2,608
Non-interest income                    952      737      587      512     512
Non-interest expense                 3,378    3,391    2,707    2,474   2,301
Income before provision for
 income taxes                        1,528      823      878      823     819
Provision for income taxes             581      322      351      302     309
Net income                            $947     $501     $527     $521    $510

Basic earnings per share             $1.37    $0.73    $0.78    $0.78   $0.76

Diluted earnings per share            1.29     0.69     0.71     0.71    0.70

SELECTED OTHER DATA:
                                                At December 31,
                                     ---------------------------------------
Number of:                           1997     1996     1995     1994    1993
                                     ----     ----     ----     ----    ----

Real estate loans outstanding        2,085    1,875    1,544    1,328   1,299
Deposit accounts                     7,651    7,442    7,428    7,542   6,314
Full service offices                     3        3        3        3       3

SELECTED OPERATING RATIOS:
                                      At or For the Year Ended December 31,
                                     ---------------------------------------
                                     1997     1996     1995     1994    1993
                                     ----     ----     ----     ----    ----
Performance ratios:

Return of average assets (net
income divided by average
assets)                                1.04%    0.57%    0.65%    0.70%  0.71%

Return on average equity (net
income divided by average equity)     12.73     7.41     8.51     9.29  10.01

Interest rate spread (difference
between average yield on interest-
earning assets and average cost of
interest-bearing liabilities)          4.27     3.95     3.81     3.95   3.70

Net interest margin (net interest
income as a percentage of average
interest-earning assets)               4.82     4.43     4.20     4.19   3.97

Non-interest expense to year-end
assets                                 3.68     3.70     3.26     3.20   3.15

Non-interest expense to average
assets                                 3.70     3.86     3.34     3.31   3.16

Average interest-earning assets
to interest-bearing liabilities      113.67   111.93   110.00   108.90 109.30

Asset quality Ratios:

Allowance for loan losses to
total loans during the period          0.90     0.80     0.65     0.49   0.36

Net charge-offs to average
outstanding loans during the period    0.08     0.02     0.09     0.12   0.20

Ratio of non accrual loans to
total assets                           0.47     0.44     0.16     0.35   0.17

Capital Ratios:

Average equity to average assets       8.16     7.71     7.64     7.49   7.08

                        BUSINESS OF THE COMPANY

     The Company is a bank holding company registered under the Bank Holding Company Act and regulated by the Federal Reserve Board. Currently, the Bank is the Company's only wholly-owned subsidiary and the current business of the Company has consisted primarily of directing the affairs of the Bank.

     In 1997 the Company voted to seek approval for charter of a new national bank in Columbia, South Carolina, FirstBank of the Midlands, N.A. ("New Bank"). Should all regulatory approvals be granted, the Company plans to begin the new bank operations in 1998. See "Note 16 of Notes to Consolidated Financial Statements".

     The Company uses the premises, furniture and equipment of the Bank to conduct its operations.

                             BUSINESS OF THE BANK

     The Bank is a national bank regulated by the OCC. The Bank is the successor to The Savings Bank of Beaufort County, FSB, a federally-chartered stock savings bank that was formed as a de novo institution in 1986 and that converted to a national bank charter on June 5, 1995. The Bank reorganized as a wholly-owned subsidiary of the Company on November 1, 1995.

     The Bank operates, and intends to continue to operate, as a community bank devoted to serving the personal banking needs of residents of its primary market area, as well as the commercial banking needs of small businesses owned and operated by those residents. The Bank's business primarily consists of attracting deposits from the general public and using these funds to originate loans secured by real estate, including construction loans, located in its primary market area. To a lesser extent, the Bank also originates commercial real estate loans and consumer loans. The Bank conducts its business from its main office located in downtown Beaufort, South Carolina, a full service branch office located on Lady's Island in Beaufort, South Carolina, and a full service branch office located in Bluffton, South Carolina.

Market Area

     The Bank's primary market area is Beaufort County, South Carolina, excluding Hilton Head Island. The economy of this area depends heavily on services catering to the retirement and tourism industries. The area is noted for its beaches, state park, historical sites and fishing. The U.S. military presence in Beaufort County is significant with the Marine Corps Recruit Depot at Parris Island and the Marine Corps Air Station and the Naval Hospital, both in Beaufort.

     Land use in Beaufort County in primarily residential. Beaufort County is experiencing steady population growth, which creates a continued demand for mortgage loan funds. According to the 1990 Census, the population of Beaufort County has increased from approximately 65,000 in 1980 to 86,000 in 1990. In March 1997, the U.S. Census Bureau estimated the 1996 Beaufort County population at 103,000.

Lending Activities

     At December 31, 1997, the Bank's total loans receivable, net, was $80.1 million, or 87.3% of total assets. The Bank has traditionally concentrated its lending activities on the origination of conventional first mortgage loans secured by one- to- four family properties, with such loans amounting to $47.2 million, or 58.9% of the total loans receivable portfolio at December 31, 1997.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio (excluding loans held-for-sale) as of the dates indicated.
                                                    At December 31,
                                        -------------------------------------
                                              1997                 1996
                                        -----------------    ----------------
                                        Amount    Percent    Amount   Percent
                                        ------    -------    ------   -------
                                               (Dollars in thousands)
Mortgage loans:
 One- to- four family. . . . . . . . . $47,188     58.9%     $48,680   62.3%
 Lot loans   . . . . . . . . . . . . .   2,686      3.4        2,721    3.5
 Commercial real estate. . . . . . . .  10,649     13.3        9,490   12.1
 Construction. . . . . . . . . . . . .   5,949      7.4        6,183    7.9
                                       -------    -----      -------  -----
  Total mortgage loans . . . . . . . .  66,472     83.0       67,074   85.8

Other Loans:
 Open-ended home equity. . . . . . . .   5,851      7.3        5,059    6.5
 Other installment loans . . . . . . .   3,676      4.6        3,659    4.7
 Commercial loans. . . . . . . . . . .   4,793      6.0        2,988    3.8
                                       -------    -----      -------  -----
  Total other loans. . . . . . . . . .  14,320     17.9       11,706   15.0
                                       -------    -----      -------  -----
  Total loans. . . . . . . . . . . . . $80,792    100.9      $78,780  100.8

Less:
 Allowance for loan losses . . . . . . $  (728)    (0.9)     $  (630)  (0.8)
                                       -------    -----      -------  -----
  Total loans receivable, net. . . . . $80,064    100.0%     $78,150  100.0%
                                       =======    =====      =======  =====

     Primarily as a result of the Bank being the successor to a thrift institution (The Savings Bank of Beaufort County, FSB) and the demand for real estate loans in its primary market area, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to- four family residences located in its primary market area.

     The Bank offers both fixed-rate one- to- four family mortgage loans and ARM loans using documentation approved by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Fixed-rate loans are offered for a term between 15 and 30 years and are generally sold to the FHLMC or private investors, primarily other financial institutions. At December 31, 1997, fixed rate one- to- four family mortgage loans with maturities between seven and 30 years amounted to $6.4 million or 8.1% of the one- to- four family mortgage loan portfolio.

     The Bank offers ARM loans at rates and terms competitive with market conditions. At December 31, 1997, $30.7 million, or 38.3%, of the Bank's total loan portfolio consisted of ARM loans. ARM loans are retained primarily for the Bank's portfolio. Currently, the Bank originates ARM loans with interest rates that adjust annually based on the one-year or three-year U.S. Treasury security constant maturity index after a fixed rate of interest that is charged for the initial three year term. ARM loans are generally subject to an annual interest rate adjustment limit of 2.0% and a lifetime interest rate adjustment limit of 6.0%. ARM loans are typically based on a 30-year amortization schedule. The Bank qualifies the borrowers on its ARM loans based on the current market interest rate. The Bank's ARM loans do not provide for negative amortization.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower.

     At December 31, 1997, loans secured by first mortgages on residential building lots amounted to $2.7 million, or 3.4% total loans. Residential lot loans are generally made on an amortizing basis with maturities of five years or less or on an interest-only basis for one year or less. Residential lot loans frequently become sources of owner construction loans.

     The Bank actively originates two types of residential construction loans secured by properties located in its primary market area: (i) speculative construction loans to home builders and (ii) custom construction loans to either home builders or prospective homeowners. To a substantially lesser extent, the Bank originates commercial construction loans to small businesses in its primary market area. At December 31, 1997, construction loans totaled $5.9 million or 7.4% of total loans.

     At December 31, 1997, commercial real estate loans totaled $10.6 million, or 13.3% of total loans. Commercial real estate loans are secured by professional offices, small retail stores and other commercial properties. Commercial real estate loans are generally structured on an amortization schedule of up to 15 years, with variable rates of interest based on the prime lending rate or the U.S. Treasury Bill rate. Generally, loan-to-value ratios may not exceed 80% of the appraised value of the underlying property as determined by an independent appraiser.

     The Bank's commercial business lending activities focuses primarily on small to medium size businesses owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 1997, commercial business loans amounted to $4.8 million, or 6.0% of total loans.

     Commercial business loans may be unsecured loans, but generally are secured by various types of business collateral other than real estate (i.e., inventory, equipment, etc.). Commercial business loans are generally made in amounts up to $250,000 and may be either lines of credit or term loans. Lines of credit are generally renewable and made for a one-year term. Lines of credit are generally variable rate loans indexed to the prime rate. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals. As part of its commercial business lending activities, the Bank issues standby letters of credit as an accommodation to its borrowers. See "Note 15-Financial Instruments"

     At December 31, 1997, consumer loans totaled $9.5 million, or 11.9%, of total loans. Subject to market conditions and other factors, the Bank intends to continue to actively market consumer loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, second mortgages on residences, and unsecured loans for personal or household purposes.

     The largest component of the Bank's consumer loan portfolio is home equity revolving credit lines secured by a first or second mortgage on the borrowers' residence. Home equity lines of credit are made for variable rates of interest tied to the prime lending rate with a loan-to-value ratio of up to 80%, taking into account any outstanding first mortgage loan. At December 31, 1997, home equity lines of credit amounted to $5.9 million, or 7.3%, of total loans.

     At December 31, 1997 and December 31, 1996 the Bank had total non-accrual loans and loans greater than 90 days past due of $634,000 and $502,000 respectively.

     At December 31, 1997, the Bank had foreclosed real estate of $127,000 consisting of a single-family home resulting from the foreclosure of a builder construction loan and two residential building lots. See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Bank's accounting for foreclosed real estate.

     The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. The Bank had charge-offs, net of recoveries, of $68,000 and $1,000 in 1997 and 1996 respectively.

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                              At December 31,
                             -------------------------------------------------
                                       1997                    1996
                             -----------------------  ------------------------
                                              % of                      % of
                                     As a %   Cate-           As a %    Cate-
                                     of Out-  gory            of Out-   gory
                                     standing Total           standing  Total
                                     Loans in to              Loans in  to
                             Amount  Category Loans    Amount Category  Loans
                             ------  -------- -----    ------ --------  -----
                                             (Dollars in thousands)
Mortgage loans:
 Permanent mortgage. . . . . $146    0.25%    71.60%    $ 90    0.15%   77.20%
 Construction. . . . . . . .   21    0.25     10.70       20    0.31     7.90
Consumer . . . . . . . . . .  318    3.34     11.80      224    2.57    11.10
Commercial . . . . . . . . .   39    0.80      5.90       80    2.68     3.80
Unallocated. . . . . . . . .  204      --        --      217      --       --
  Total allowance for loan   ----    ----    ------     ----    ----   ------
   losses. . . . . . . . . . $728    0.90%   100.00%    $631    0.80%  100.00%

Investment Activities

     At December 31, 1997, the sole investments of the Company were its equity investment in the Bank and the organizational costs incident to the New Bank. As a national bank, the Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is also required to maintain investments in FHLB of Atlanta stock and Federal Reserve Bank of Richmond stock as a condition of membership in each institution. Neither the Company nor the Bank invests in high yielding, non-investment grade securities, or "junk-bonds." See Note 4 of Notes to Consolidated Financial Statements.

Deposits

     The Bank offers a wide array of deposit accounts as set forth in the following table. Deposits are the primary source of funds for the Bank's lending and investment activities. None of the deposit instruments offered by the Bank have rates subject to regulation. Deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Transaction account balances are influenced considerably by the time of the month and general economic activity. The Bank's ability to attract and retain deposits and the Bank's cost of funds has been, and will continue to be, significantly affected by market conditions.

     The following table sets forth the balances in dollar amounts of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                 Percent            Percent
                                                   of                 of
                                         Amount   Total    Amount    Total
                                         ------   -----    ------    -----
                                              (Dollars in Thousands)

Non-interest-bearing. . . . . . . . .    $ 6,675    8.6%   $ 7,169    9.2%
NOW and money market checking . . . .     27,933   36.1     25,872   33.0
Regular savings accounts. . . . . . .      5,176    6.7      5,970    7.6
Certificates of deposit maturing(1):
 Within 1 year. . . . . . . . . . . .     30,380   39.1     31,070   39.7
 After 1 year, but within 3 years . .      7,092    9.2      7,436    9.5
 After 3 years. . . . . . . . . . . .        206    0.3        783    1.0
                                         -------  -----    -------  -----
   Total                                 $77,462  100.0%   $78,300  100.0%
                                         =======  =====    =======  =====
------------------
(1) At December 31, 1997 and 1996, jumbo certificates amounted to $8.8 million and $10.5 million, respectively.

     Most of the Bank's deposits are obtained from residents of South Carolina, principally from residents in Beaufort County, the Bank's largest deposit market. In addition, the Bank has accepted brokered deposits typically in denominations of $99,000 from out-of-state depositors at rates comparable to rates offered to local depositors. At December 31, 1997, brokered deposits totaled approximately $8.0 million.

Borrowing

     The Bank uses FHLB of Atlanta advances to support additional loan demand and other funding needs. At December 31, 1997, the Bank had a borrowing capacity of $11.0 million at the FHLB-Atlanta, of which $5.1 million was outstanding.

     The following tables set forth certain information regarding the Bank's short-term borrowings at the end of and during the periods indicated.

                                                      At December 31,
                                                    1997            1996
                                                    ----            ----
Weighted average rate paid on:
  FHLB borrowings - short term . . . . . . . . .     6.50%          6.95%

                                                   Year Ended December 31,
                                                    1997            1996
                                                    ----            ----
                                                   (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
 FHLB borrowings - short term. . . . . . . . . .   $4,700         $4,650

Approximate average short-term borrowings
  outstanding with respect to:
   FHLB borrowings - short term. . . . . . . . .    2,762          2,071

Approximate weighted average rate paid on:
FHLB borrowings - short term . . . . . . . . . .     5.85%          5.64%

Competition

     The Bank faces competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 1997, there were seven commercial banks (including the Bank), a thrift institution, two credit unions and three securities brokerage firms operating in Beaufort County. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Subsidiary Activities

     In 1997, the Bank began operations of its wholly-owned subsidiary, FirstSecurities Corporation ("FirstSecurities"), that is engaged in discount brokerage activities. At December 31, 1997, the Bank's investment in FirstSecurities was $76,000. See Note 19 of "Notes to Consolidated Financial Statements"

Properties

     The Bank's main office is located at 1121 Boundary Street, Beaufort, South Carolina. The office was opened in 1986. The office building is leased from First Patriots Partnership, a South Carolina general partnership among Colden R. Battey, Jr., Richard L. Gray, Russell L. Jeter, Carson R. Rentz and Robert A. Kerr, all of whom are directors of the Company and the Bank. The Bank also leases additional parking space adjacent to the main office from First Patriots Partnership. See Note 7 of "Notes to Consolidated Financial Statements"

     The Bank operates a 2,100 square foot branch office located on U.S. Highway 21 on Lady's Island in Beaufort, South Carolina. The office was opened in 1988. The building is leased from Richard L. Gray, a director of the Company and the Bank.

     The Bank owns and operates a 8,700 square foot office located at One Burnt Church Road, Bluffton, South Carolina. The Bank occupies approximately 3,850 square feet as a branch office and leases the remaining space. The office was opened in 1993. In September 1996, the Bank established its first ATM at this branch office.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Operating Strategy

     The Bank's business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to- four family residences located in its primary market area. To a lesser extent, the Bank also originates commercial loans to small businesses and professionals, home equity loans, construction loans and consumer loans. The Bank funds its assets primarily with retail deposits and, to a lesser extent, FHLB-Atlanta advances may be used as a supplemental source of funds.

     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other operating income and expenses. Other operating income includes service charges and fees, gain on sale of mortgage loans and gain on sale of investments. Other operating expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent financial institution dedicated to financing community credit needs and providing quality customer service. The Bank emphasizes the origination for retention in its portfolio of adjustable-rate loans in order to reduce its interest rate risk. Fixed-rate loans with maturities of 15 years or more are generally originated for sale in the secondary market.

Asset and Liability Management

     The Bank's asset and liability management program is designed to decrease the Bank's vulnerability to material changes in interest rates or "interest rate risk." The principal determinant of the exposure of the Bank's earnings to interest rate risk is the timing difference between the repricing or maturity of the Bank's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities or repricings of the Bank's assets and liabilities were perfectly matched, and if the interest rate borne by its assets and liabilities were equally flexible and moved concurrently (neither of which is the case) the impact on net interest income of any material changes in interest rates would be minimal.

     The Bank's asset and liability policies are directed toward the objectives of maintaining the interest rate sensitivity of the Bank's assets and matching the maturities of the Bank's interest-earning assets and interest-bearing liabilities to the extent practical. At December 31, 1997, the Bank's total interest-bearing liabilities due within one year exceeded interest-earning assets due within one year by approximately $17.1 million, resulting in a cumulative one-year negative gap to total earning assets ratio of 18.65%. The Bank is constantly monitoring and attempting to control or improve its short-term gap position through periodic review of asset and liability repricing and through its internal analysis of the effects of changing rate environments on its net interest income.

     A significant part of the Bank's program of asset and liability management has been to emphasize the origination of adjustable-rate and/or short-term loans, which includes adjustable-rate residential mortgage ("ARM") loans and short-term construction loans. At December 31, 1997, residential real estate mortgage loans that provided for repayment or interest-rate adjustment within three years totaled approximately $38.9 million, and represented approximately 48.1% of total loans receivable. The Bank sells in the secondary market almost all of the 15 to 30 year fixed-rate mortgage loans it originates. Generally, a commitment to sell such loans, subject to approval, is in place at the time of origination of these loans. The Bank generally holds such loans in its portfolio only for the length of time it takes to receive funding from the purchaser of the loan. In fiscal 1997, the Bank originated approximately $9.2 million of ARM loans versus $13.4 million of fixed-rate loans. ARM loans are generally originated for retention in the portfolio. In fiscal 1997, the Bank advanced approximately $13.4 million against approved construction loan lines, which are usually for a term of less than one year and indexed to prime. When long-term rates fall, residential mortgage demand typically favors fixed-rate lending. Should a lower long-term rate environment such as this occur, the Bank would have more difficulty in maintaining the level of its current portfolio of ARM loans because of the potential for increased refinancings.

     Another strategic objective of the Bank's asset and liability management effort has been to originate short-term consumer and commercial business loans. These loans are usually originated with variable interest rates. At December 31, 1997, consumer loans totaled approximately $9.5 million, or approximately 11.9% of total loans, and commercial business loans totaled approximately $4.8 million, or 6.0% of total loans. Consumer and commercial loans are considered to involve greater credit risk than residential loans.

     The Bank's objective is to increase its retail deposit base by promoting the growth of transaction accounts and by maintaining competitive rates in order to retain and attract longer-term certificates. During fiscal 1996 the Bank started its "Privilege Plus" campaign designed to attract transaction accounts. As of December 31, 1997, the Bank's total Now, Money Market and non interest-bearing demand deposit accounts totaled $34.6 million or 44.7% of total deposits at that date.

Interest Sensitivity Analysis

     The following table presents the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1997.

                           0-3      4-12      1-2      3-4
                           Months   Months    Years    Years    Year 5+  Total
                           ------   ------    -----    -----    -------  -----
                                          (Dollars in thousands)
Interest-earning assets:
 Loans . . . . . . . . . . $21,248   $25,666  $20,660   $6,143  $7,751 $81,468
 GNMA mortgage-backed
  securities . . . . . . .      --     1,405       --       --      --   1,405
 Overnight and other
  investments. . . . . . .   2,715        --       --       --     130   2,845
   Total interest earning  -------   -------  -------   ------  ------ -------
    assets . . . . . . . .  23,963    27,071   20,660    6,143   7,881  85,718

Interest-bearing liabilities:
 Regular savings . . . . .   5,176        --       --       --      --   5,176
 NOW and money market
  accounts . . . . . . . .  27,933        --       --       --      --  27,933
 Certificate accounts. . .  11,215    19,165    7,092      206      --  37,678
 FHLB borrowing. . . . . .   4,650        --      400       --      --   5,050
  Total rate sensitive     -------   -------  -------  -------  ------ -------
   liabilities . . . . . .  48,974    19,165    7,492      206      --  75,837
                           -------   -------  -------  -------  ------ -------
Excess (deficiency) of
 interest sensitive assets
 over interest sensitive
 liabilities . . . . . . .$(25,011)  $ 7,906  $13,168  $ 5,937 $ 7,881 $ 9,881
                          ========   =======  =======  ======= ======= =======
Cumulative excess
 (deficiency) of interest
 sensitive assets over
 interest sensitive
 liabilities . . . . . . .$(25,011) $(17,105) $(3,937) $ 2,000 $ 9,881
                          ========   =======  =======  ======= =======
Ratio of interest-
 sensitive assets to
 interest-sensitive
 liabilities . . . . . . .    48.9%    141.3%

Cumulative ratio of
 interest-earning
 assets to interest-
 bearing liabilities . . .    48.9%     74.9%

Average Balances, Interest and Average Yields/Cost

     The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances for a period have been calculated using average daily balances during such period.

                            At
                         December         Year Ended December 31,
                          31,   ----------------------------------------------
                          1997          1997                     1996
                          ----- ----------------------  ----------------------
                                        Interest                 Interest
                                        and                      and
                          Yield Average Divi-    Yield  Average  Divi-   Yield
                          /Cost Balance dends    /Cost  Balance  dends   /Cost
                         ------ ------- -----    -----  -------  -----   -----
                                       (Dollars in thousands)

Interest-earning assets:
 Total net loans(1). . . . 8.85% $81,221 $ 7,282  8.97% $77,610 $ 6,634  8.55%
 FHLB overnight
  investments. . . . . . . 6.25   1,815      101  5.56    1,862     108  5.80
 Interest-bearing time
  deposits with other
  banks. . . . . . . . . . 4.68     135        7  5.19     199       11  5.53
 Other investments . . . . 6.34   2,350      152  6.47   2,539      167  6.58
    Total interest-earning ---- ------   -------  ---- -------  -------  ----
     assets. . . . . . . . 8.69  85,521    7,542  8.82  82,210    6,920  8.42
 Non-interest-earning
 assets. . . . . . . . . .        5,662                  5,534
                                -------                -------
    Total assets . . . . .      $91,183                $87,744
                                =======                =======
Interest-bearing liabilities:
 NOW and money market
  accounts . . . . . . . . 2.67 $27,479      818  2.98 $25,462     719   2.82%
 Other savings . . . . . . 2.33   5,479      126  2.30   6,457     152   2.35
 Certificates of deposit . 5.90  38,847    2,272  5.83  38,879   2,255   5.80
   Total interest-bearing  ---- ------   -------  ---- -------  -------  ----
    deposits . . . . . . . 4.37  71,805    3,216  4.47  70,798   3,126   4.42
 FHLB advances . . . . . . 6.54   3,429      207  6.03   2,650     155   5.85
   Total interest-bearing  ---- ------   -------  ---- -------  -------  ----
    liabilities. . . . . . 4.51  75,234    3,423  4.55  73,448   3,281   4.47

Non-interest-bearing
 liabilities:
 Non-interest-bearing
  deposits . . . . . . . .        6,441                  6,289
 Other liabilities . . . .        2,065                  1,246
                                -------                -------
   Total liabilities . . .       83,740                 80,983
Stockholders' equity . . .        7,443                  6,761
   Total liabilities and        -------                -------
    stockholders' equity .       91,183                 87,744

Net interest income. . . .               $ 4,119               $ 3,639
                                         =======               =======
Interest rate spread . . . 4.18%                  4.27%                  3.95%
                           ====                   ====                   ====
Net interest margin. . . .                        4.82%                  4.43%
                                                  ====                   ====
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities . . . . . . .                        1.14                  1.12
                                                  ====                  ====
------------------
(1)  Does not include interest on non-accrual loans.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to
(i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume)and (iii) the net change (the sum of the prior columns). The changes attributable to changes in both rate and volume are allocated proportionately to the changes in rate and the changes in volume.

                             Year Ended December        Year Ended December
                                  31, 1997                    31, 1996
                             Compared to December       Compared to December
                                  31, 1996                    31, 1995
                             Increase (Decrease)        Increase (Decrease)
                                    Due to                    Due to
                             ----------------------    ---------------------
                             Rate    Volume     Net    Rate    Volume    Net
                             ----    ------     ---    ----    ------    ---
                                              (In thousands)
Interest-earning assets:
 Loans receivable(1) . . .   $332     $316     $648    $107     $514     $621
 FHLB overnight
  investments. . . . . . .     (4)      (3)      (7)    (26)      31        5
 Time deposits in other
  banks. . . . . . . . . .     (1)      (3)      (4)     (1)      --       (1)
 Investments . . . . . . .     (3)     (12)     (15)     16      (17)      (1)
                             ----     ----     ----    ----     ----     ----
   Total interest income .    324      298      622      96      528      624

Interest-bearing liabilities:
 Interest-bearing NOW and
  MMA accounts . . . . . .     40       59       99      16       61       77
 Other savings . . . . . .     (3)     (23)     (26)    (21)     (55)     (76)
 Certificates of deposit .     19       (2)      17     (67)     233      166
 Short-term borrowing. . .      4       40       44     (12)     (18)     (30)
 Long-term borrowing . . .      2       6        8      --       38        38
                             ----     ----     ----    ----     ----     ----
  Total interest expense .     62       80      142     (84)     259      175
                             ----     ----     ----    ----     ----     ----
Net interest income. . . .   $262     $218     $480    $180     $269     $449
                             ====     ====     ====    ====     ====     ====
-----------------
(1)  Does not include interest on non-accrual loans.

Comparison of Financial Condition at December 31, 1997 and 1996

     Total assets remained unchanged at $91.7 million at December 31, 1997 and 1996. Loans receivable, net, increased 2.6% from $78.1 million at December 31, 1996 to $80.1 million at December 31, 1997. This increase was funded by cash and cash equivalents and proceeds from maturing securities available-for-sale. Cash and cash equivalents decreased from $7.9 million at December 31, 1996 to $6.1 million at December 31, 1997, while securities available-for-sale decreased from $2.5 million at December 31, 1996 to $2.2 million at December 31, 1997. Premises and equipment, net, increased from $1.1 million at December 31, 1996 to $1.3 million at December 31, 1997 as a result of the purchase of computer hardware as part of the Bank's upgrade of network computer equipment and upgrades in data processing systems. Total deposits decreased 1.0% from $78.3 million at December 31, 1996 to $77.5 million at December 31, 1997 primarily as a result of a 4.1% decrease in time deposits from $39.3 million at December 31, 1996 to $37.7 million at December 31, 1996. Management attributes the decrease in time deposits to increased competition for funds, particularly from securities brokerage firms and mutual funds in light of the relatively higher investment return opportunities offered by the stock market. Total stockholders' equity increased 14.3% from $7.0 million at December 31, 1996 to $8.0 million at December 31, 1997 as a result of retained net income.

Comparison of Operations for the Fiscal Years Ended December 31, 1997 and 1996

     Net Income. Net income increased 89.0% from $501,000 in 1996 ($0.73 per basic earnings per common share and $0.69 per share on a diluted basis) to $947,000 in 1997 ($1.37 per basic earnings per common share and $1.29 per share on a diluted basis) primarily as a result of a 13.9% increase in net interest income from $3.6 million in 1996 to $4.1 million in 1997.

     Net Interest Income. Net interest income increased 13.9% from $3.6 million in 1996 to $4.1 million in 1997. The Bank's interest rate spread increased from 3.94% in 1996 to 4.27% in 1997 as the average yield on interest-earning assets increased from 8.42% in 1996 to 8.82% in 1997 while the average rate paid on interest-bearing liabilities only increased from 4.47% in 1996 to 4.55% in 1997.

     Total interest and dividend income increased 8.7% from $6.9 million in 1996 to $7.5 million in 1997. Interest and fees on loans increased from $6.6 million in 1996 to $7.3 million in 1997 because of the combined effect of an increase in the average balance of loans from $77.6 million in 1996 to $81.2 million in 1997 and an increase in the average yield on loans from 8.55% in 1996 to 8.97% in 1997. The growth in interest income on loans was offset by a reduction in both interest on securities available-for-sale and other interest income (FHLB overnight deposits) as the Bank reduced the average balance of these investments to fund loan demand.

     Total interest expense increased 3.0% from $3.3 million in 1996 to $3.4 million in 1997. The average balance of interest-bearing liabilities increased from $73.4 million in 1996 to $75.2 million in 1997 and the average rate paid on interest-bearing liabilities increased from 4.47% in 1996 to 4.55% in 1997.

     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable known and inherent loan losses based on management's evaluation of the collectibility of the loan portfolio. In determining the adequacy of the allowance for loan losses, management considers past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary as a result of changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level that management considers as adequate to provide for probable known and inherent losses, there can be no assurance that further additions will not be made to the allowance for loan losses or that actual losses will not exceed the estimated amounts.

     The provision for loan losses was relatively unchanged and was $162,000 in 1996 and $165,000 in 1997. At December 31, 1997, the Bank's allowance for loan losses to total loans was 0.90%.

     Non-interest Income. Total noninterest income increased 29.2% from $737,000 in 1996 to $952,000 in 1997 primarily as a result of a higher level of loan related fees attributable to higher loan volume and a higher level of other service charges and fees attributable to larger numbers of transaction deposit accounts.

     Noninterest Expenses. Total noninterest expenses were $3.4 million in both 1997 and 1996. Insurance expense was $618,000 in 1996 compared to $94,000 in 1997 as a result of the one-time, industry-wide special SAIF assessment paid in 1996, which for the Bank was $475,000 before tax. As a result of the SAIF recapitalization, the FDIC substantially reduced deposit insurance premiums. Since January 1, 1997, the Bank has paid deposit insurance premiums at the rate of $0.065 per $100 of deposits as opposed to $0.23 per $100 of deposits before the SAIF recapitalization. Furniture and equipment expense increased from $235,000 in 1996 to $260,000 in 1997 as a result of the write-off of obsolete computer equipment and the depreciation on new equipment. Supplies and printing expense increased from $70,000 in 1996 to $103,000 in 1997 as a result of supplies for the conversion to an in-house data processing system and increased check printing expense. Automated teller machine expense increased from $14,000 in 1996 to $43,000 in 1997 as a result of a full year of expense associated with the Bank's sole automated teller machine in the Bluffton branch office. The increases in the other categories of noninterest expenses are primarily attributable to general inflationary increases.

     Provision for Income Taxes. The Company pays Federal corporate income taxes and South Carolina bank taxes. The provision for income taxes increased from $322,000 in 1996 to $581,000 in 1997 as a result of higher income before income taxes. The effective tax rate was 39.2% in 1996 and 38.0% in 1997.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     National banks are not subject to any prescribed regulatory liquidity requirements. However, the Bank must maintain an adequate liquidity to ensure that funds are available to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1997, the Bank had cash and cash equivalents of $6.1 million, interest-bearing time deposits with banks of $99,000, and marketable securities available-for-sale of $1.4 million. At December 31, 1997, the Bank also maintained an uncommitted credit facility with the FHLB-Atlanta, which provided for immediately available advances up to an aggregate amount of $11.0 million, of which $5.1 million was outstanding.

     The Bank's primary investing activity is the origination of permanent mortgage loans. During the years ended December 31, 1997 and 1996, the Bank originated $28.0 million and $25.1 million of such loans, respectively. At December 31, 1997, the Bank had loan commitments totaling $3.4 million, unused lines of credit of $10.3 million and standby letters of credit totalling $288,000. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1997 totaled $30.4 million.

     OCC regulations require the Bank to maintain specific amounts of regulatory capital. As of December 31, 1997, the Bank complied with all regulatory capital requirements as of that date with a Tier 1 leverage capital ratio of 8.6% of adjusted total assets and a total capital ratio of 13.1% of total risk weighted assets. See Note 17 of "Notes to Consolidated Financial Statements" for detail of the Bank's and Company's capital position and requirements.

Year 2000 Compliance

     Because the Bank's business depends heavily upon computers, failure of the Bank's computer systems, or the computer systems of other entities to which the Bank's computers are linked or on which the Bank's computer systems depend, to operate properly after December 31, 1999, would have a material adverse effect on the Bank. The Bank has prepared a plan for addressing Year 2000 compliance issues and is currently testing for compliance. Also, the Bank is currently contacting other entities with which its systems are linked or upon which its systems depend to determine whether such entities expect to encounter material compliance problems.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Audit Committee's Report

Dear Stockholder:

The Audit Committee of the Board of Directors is composed of independent directors. The members of the Audit Committee are: William C. Robinson, Chairman, Laurance H. Davis, Jr., and Robert A. Kerr. The Committee held three meetings during fiscal year 1997.

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

/s/ William C. Robinson

William C. Robinson
Audit Committee

            [LETTERHEAD OF J.W. HUNT AND COMPANY, LLP APPEARS HERE]

                         INDEPENDENT AUDITORS' REPORT
                         ============================

To the Stockholders and the Board of Directors
FirstBancorporation, Inc.
Beaufort, South Carolina

We have audited the accompanying consolidated balance sheets of FirstBancorporation, Inc., and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstBancorporation, Inc. and Subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                 /s/ J.W. Hunt and Company, LLP


Columbia, South Carolina
January 30, 1998

                    FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                    ----------------------------------------

             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------


                                               1997               1996
                                               ----               ----
                   ASSETS
                   ------

Cash and amounts due from banks       $       4,126,603  $     4,721,174
Interest-bearing deposits with banks          1,968,995        3,149,854
                                      -----------------------------------
  Total cash and cash equivalents             6,095,598        7,871,028
Interest-bearing time deposits with banks        99,000          199,177
Securities available-for-sale                 2,182,412        2,485,075
Real estate loans held-for-sale                 676,279          663,316
Loans receivable - net of loans in process   80,792,015       78,780,166
   Less, allowance for loan losses             (728,043)        (630,557)
                                     -------------------------------------
                                             80,063,972       78,149,609
                                     -------------------------------------
Accrued interest receivable                     555,537          502,412
Premises and equipment, net                   1,288,233        1,147,127
Foreclosed real estate                          126,500          227,510
Deferred organization costs                     123,233          135,547
Deferred tax asset                              263,987          185,172
Prepaid expenses and other assets               224,064          167,176
                                    -------------------------------------

            Total assets              $      91,698,815  $    91,733,149
                                    =====================================
  LIABILITIES AND STOCKHOLDERS'
  EQUITY
  -----------------------------
LIABILITIES:

   Demand deposits                    $      34,608,201  $    33,041,216
   Savings deposits                           5,176,093        5,969,522
   Time deposits                             37,677,994       39,289,281
                                    -------------------------------------
            Total deposits                   77,462,288       78,300,019
   Federal Home Loan Bank advances            5,050,000        5,600,000
   Amounts due to depository
     institutions (non-interest bearing)        305,315          200,117
   Advance payments by borrowers for
     taxes and insurance                         54,630           76,473
   Accrued liabilities:
      Interest payable                          208,410          119,059
      Expenses payable                          173,025          213,569
      Other                                     464,146          179,233
                                   -------------------------------------
            Total liabilities                83,717,814       84,688,470
                                   -------------------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock - $0.01 par value,
      shares authorized - 1,000,000,
      issued and
      outstanding - none
   Common stock - $0.01 par value,
      shares authorized - 2,000,000,
      issued and outstanding - 690,323
      - 1997; issued and outstanding
      - 627,587 - 1996                            6,903            6,276
   Additional paid-in capital                 6,248,777        5,441,306
   Unrealized loss on securities
      available-for-sale, net of
      applicable deferred income taxes         (14,497)         (10,931)
   Retained earnings                         1,739,818        1,608,028
                                  -------------------------------------
      Total stockholders' equity             7,981,001        7,044,679
                                  -------------------------------------

      Total liabilities and
         stockholders' equity        $      91,698,815  $    91,733,149
                                  =====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

                    FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                    ----------------------------------------

     CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

                                              1997               1996
                                              ----               ----
INTEREST AND DIVIDEND INCOME:
  Interest on loans                        $7,281,594        $6,634,443
  Interest on securities available-
    for-sale                                  104,175           119,322
  Other interest income                       108,765           120,362
  Dividends-Federal Reserve Bank and
    Federal Home Loan Bank                     47,555            45,931
                                            ---------         ---------
    Total interest and dividend income      7,542,089         6,920,058
                                            ---------         ---------
INTEREST EXPENSE:
  Deposits                                  3,215,938         3,125,187
  Federal Home Loan Bank advances             206,747           155,460
                                            ---------         ---------
    Total interest expense                  3,422,685         3,280,647
                                            ---------         ---------
NET INTEREST INCOME                         4,119,404         3,639,411
PROVISION FOR LOAN LOSSES                     165,000           162,000
                                            ---------         ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           3,954,404         3,477,411
                                            ---------         ---------
NONINTEREST INCOME:
  Loan related fees                           210,522           116,180
  Other service charges and fees              700,468           577,077
  Rental income                                40,915            43,603
                                            ---------         ---------
    Total noninterest income                  951,905           736,860
                                            ---------         ---------
NONINTEREST EXPENSES:
  Compensation and benefits                 1,735,195         1,553,094
  Occupancy                                   291,413           275,314
  Insurance                                    93,910           617,948
  Furniture and equipment                     259,928           234,915
  Data processing                             152,042           156,330
  Account analysis charges                    187,135           119,380
  Professional fees                           107,791           115,973
  Supplies and printing                       103,144            70,275
  Marketing                                    87,393            61,942
  Telephone and postage                       119,477           101,552
  Automobile                                    7,598             8,787
  Regulatory fees                              36,158            34,532
  Automated teller system                      43,232            13,667
  Other expenses                              208,878           188,084
  Loan origination costs deferred             (54,982)         (160,831)
                                            ---------         ---------
     Total noninterest expenses             3,378,312         3,390,962
                                            ---------         ---------
INCOME BEFORE INCOME TAXES                  1,527,997           823,309
                                            ---------         ---------
PROVISION FOR INCOME TAXES:
  Federal                                     515,705           276,647
  State                                        64,934            45,851
                                            ---------         ---------
     Total                                    580,639           322,498
                                            ---------         ---------
NET INCOME                                  $ 947,358         $ 500,811
                                            =========         =========

                                                  (Continued)-1.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

                                              1997               1996
                                              ----               ----
Basic earnings per common share:
  Weighted average shares outstanding . . .  690,285           686,042
                                           ============================
Net income per weighted average number of
  shares outstanding. . . . . . . . . . . .$    1.37         $    0.73
                                           ============================
Diluted earnings per common share:
  Weighted average shares outstanding . . .  735,507           725,813
                                           ============================
Net income per weighted average number of
  shares outstanding. . . . . . . . . . . .$    1.29         $    0.69
                                           ============================

                                                   (Concluded) -2.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                   FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                   ----------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY,
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
---------------------------------------------------------------------------------------------
                                                                    UNREALIZED
                                                                      LOSS ON
                                                                     SECURITIES
                                                                     AVAILABLE-
                                                                      FOR-SALE,
                                                                       NET OF          TOTAL
                         COMMON STOCK      ADDITIONAL                APPLICABLE        STOCK-
                       NUMBER               PAID-IN     RETAINED       DEFERRED       HOLDERS'
                     OF SHARES   AMOUNT     CAPITAL     EARNINGS     INCOME TAXES      EQUITY
                     ---------   ------     -------     --------     ------------      ------
Balance,
  January 1,
  1996                595,848   $ 5,958  $ 5,037,021  $ 1,493,810      $ (19,325)    $ 6,517,464

Issuance of 29,738
  shares of stock
  for 5% stock
  dividend             29,738       298      386,295     (386,593)             -               -

Stock options
  exercised             2,001        20       17,990            -              -          18,010

Net income                  -         -            -      500,811              -         500,811

Change in unrealized
  loss on securities
   available-for-sale,
   net of applicable
   deferred income
   taxes of $5,144          -         -            -            -          8,394           8,394

                    ---------------------------------------------------------------------------
Balance,
  December 31, 1996   627,587     6,276    5,441,306    1,608,028        (10,931)      7,044,679

Issuance of 62,736
  shares of stock
  for 10% stock
  dividend             62,736       627      814,941     (815,568)             -               -

Net income                  -         -            -      947,358              -         947,358

Stock issuance cost         -         -       (7,470)           -              -          (7,470)

Change in unrealized
  loss on securities
  available-for-sale,
  net of applicable
  deferred income
  taxes of $2,185            -        -           -             -         (3,566)         (3,566)
                   -----------------------------------------------------------------------------
Balance,
  December 31,
  1997                 690,323       $ 6,903  $ 6,248,777  $ 1,739,818  $(14,497)    $ 7,981,001
                   =============================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------

                                                               23

                    FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                    ----------------------------------------

 CONSOLIDATED STATEMENTS OF CASH FLOWS, YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

                                                    1997             1996
                                                    ----             ----

Cash flows from operating activities:
   Net income                                     $ 947,358         $ 500,811
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Amortization of deferred loan fees and
     discounts                                      (27,018)           (3,654)
   Provision for loan losses                        165,000           162,000
   Depreciation and amortization                    266,762           202,949
   Deferred income taxes                            (78,815)          (43,992)
   Gain on sale of foreclosed real estate            (4,573)          (50,393)
   Increase in interest receivable                  (53,125)           (5,967)
   Increase in prepaid expenses and other assets    (56,888)          (65,965)
   Originations of loans sold to investors      (14,164,921)       (7,521,386)
   Proceeds from sales of loans to investors     14,164,921         7,521,386
   Disbursements on loans serviced for others    (1,611,484)       (1,227,215)
   Receipts on loans serviced for others          1,710,947         1,226,719
   Increase  in real estate loans held for sale     (12,963)         (411,966)
   Increase in accrued interest payable              89,351            14,398
   Increase (decrease) in accrued expenses          (40,543)          162,695
   Increase in other liabilities                    284,913            56,585
                                                -----------------------------
             Net cash provided by operating
               activities                         1,578,922           517,005
                                                -----------------------------

Cash flows from investing activities:
   Purchase of securities available-for-sale        (98,602)          (97,315)
   Maturities of interest-bearing time
    deposits with banks                             100,177                 -
   Principal repayments of securities
    available-for-sale                              387,060           350,613
   Purchase of Federal Home Loan Bank stock
     and dividends received                               -          (103,800)
   Loans originated, net                         (2,193,574)       (6,546,392)
   Proceeds from sales of foreclosed
     real estate                                    149,534           530,500
   Capital expenditures                            (387,101)         (293,894)
                                                -----------------------------
             Net cash used by investing
               activities                        (2,042,506)       (6,160,288)
                                                -----------------------------

Cash flows from financing activities:
   Net increase in demand deposit accounts        1,566,985         3,631,534
   Net decrease in savings deposit accounts        (793,429)       (1,329,939)
   Net increase (decrease) in time deposits      (1,611,287)        1,093,499
   Proceeds from Federal Home Loan Bank
     advances                                    16,450,000        15,150,000
   Repayment of Federal Home Loan Bank
     advances                                   (17,000,000)      (10,550,000)
   Increase (decrease) in amounts due to
     depository institutions                        105,198           (37,973)
   Decrease in advance payments by borrowers
      for taxes and insurance                       (21,843)           (7,188)
   Stock issuance costs                              (7,470)                -
   Proceeds from stock options exercised                  -            18,010
                                                -----------------------------
             Net cash provided (used)
               by financing activities           (1,311,846)        7,967,943
                                                -----------------------------
                                                               (Continued) -1.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS,
YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

                                                    1997             1996
                                                    ----             ----
Net increase (decrease) in cash and cash
  equivalents                                  $ (1,775,430)      $ 2,324,660

Cash and cash equivalents at beginning of
  year                                            7,871,028         5,546,368
                                               ------------------------------

Cash and cash equivalents at end of year       $  6,095,598       $ 7,871,028
                                               ==============================
Supplemental disclosure of cash flow
  information:

Cash paid for:
   Interest on deposits and borrowings         $  3,333,334       $ 3,110,789
                                               ==============================
   Income taxes                                $    637,505       $   400,160
                                               ==============================
Supplemental disclosures of noncash
  investing activities:

Non-cash transfers during the year for
   transfer of loans receivable to
   foreclosed real estate                      $     43,951       $   264,752
                                               ==============================
Change in unrealized loss on securities
   available-for-sale, net of applicable
   deferred income taxes                       $     (3,566)      $     8,394
                                               ==============================

                                                              (Concluded) - 2.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------

                   FIRSTBANCORPORATION, INC. AND SUBSIDIARY
                   ========================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1 - ORGANIZATION:

FirstBancorporation, Inc. (the Company) was organized under the laws of the State of South Carolina on February 28, 1995, for the purpose of becoming a bank holding company for FirstBank, N.A. (formerly known as The Savings Bank of Beaufort County, F.S.B.). Pursuant to the provisions of the Bank Holding Company Act, application was filed during April 1995, with the Board of Governors of the Federal Reserve System for the Company to become a bank holding company by acquiring the Bank and approval was granted on June 15, 1995.

In accordance with the terms of the Plan of Reorganization, FirstBank, N.A. (FirstBank) became a wholly-owned subsidiary of FirstBancorporation, Inc. on November 1, 1995. The Company issued 595,848 shares of common stock in exchange for the outstanding common stock of FirstBank on a one-for-one basis. Acquisition of FirstBank was recorded at historical cost in a manner similar to the pooling of interest method and the issuance of $5,042,979 of common stock was recorded by the Company.

On June 5, 1995, a plan of conversion was completed whereby The Savings Bank of Beaufort County, F.S.B., a federal stock savings bank chartered on March 18, 1986 by the Federal Home Loan Bank Board, predecessor of the Office of Thrift Supervision (OTS), became a national bank and changed its name to "FirstBank, N.A." Upon completion of the conversion, FirstBank became subject to the provisions of the National Bank Act, as amended, and the regulations and rules issued thereunder by the Office of the Comptroller of the Currency
(OCC). FirstBank is no longer subject to the regulatory jurisdiction of the OTS.

The aggregate number of shares of all classes of capital stock which the Company has authority to issue is three million (3,000,000), of which two million (2,000,000) shall be common stock, par value $.01 per share, amounting in the aggregate to $20,000, and of which one million (1,000,000) shall be serial preferred stock, par value $.01 per share, amounting in the aggregate to $10,000.

In 1996, First Securities Corporation (FSC) was incorporated in South Carolina. FSC was organized to provide alternative investment services in FirstBank's service area. At December 31, 1996, FSC was inactive and none of its authorized common stock had been issued. FSC began operations in the second quarter of 1997 and is a wholly-owned subsidiary of FirstBank.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1  ORGANIZATION (CONTINUED):

The Company has filed an application for a new bank charter with the OCC and the Federal Deposit Insurance Corporation (FDIC) for approval of its acquisition of all of the stock of FirstBank of the Midlands (in organization). FirstBank of the Midlands (FBM) in organization is being sponsored by the Company. Management anticipates preliminary approval for issuance of the Bank's charter and Federal Deposit Insurance will be granted to FBM's organizers by the OCC and the FDIC. This newly formed bank will be a wholly-owned subsidiary of the Company and is expected to begin operations in the latter half of 1998.

FirstBank's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals in the area encompassing the northern two-thirds of Beaufort County, South Carolina.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company, FirstBank and FSC conform with generally accepted accounting principles and with the prevailing practices within the banking industry.

     PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FirstBank. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS:

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as amounts included in the balance sheets under the captions "Cash and amounts due from banks" and "Interest-bearing deposits with banks".

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     SECURITIES AVAILABLE-FOR-SALE:

Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases, net of deferred income taxes, in stockholders' equity until realized. Gains and losses on the sale of securities available-for-sale are recognized using the specific identification method. Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock are carried at cost.

Premiums and discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

     LOANS HELD FOR SALE:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

FirstBank originates loans for sale in the secondary market generally without recourse under commitments or other arrangements in place prior to loan origination. Sales are completed at or near the loan origination date. All fees and other income from these activities are recognized in income when loan sales are completed.

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

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     LOANS RECEIVABLE (CONTINUED):

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on FirstBank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     FORECLOSED REAL ESTATE:

Real estate properties acquired through foreclosure or in full or partial satisfaction of the related loan are to be sold and are initially recorded at fair value, less estimated disposal costs, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations are included in other expenses.

     PREMISES AND EQUIPMENT:

Land is stated at cost. Office equipment, furnishings, and buildings are stated at cost less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 31-1/2 years for buildings and three to five years for furniture and equipment.

     MARKETING EXPENSES:

The costs of marketing is expensed as incurred.

     DEFERRED ORGANIZATION COSTS, PREOPENING COSTS AND STOCK
     OFFERING COSTS:

Organization costs are amortized using the straight-line method over a period of five years from the commencement of operations.

Costs associated with the conversion to a national bank are amortized using the straight-line method over a period of twenty-five years.

Preopening costs associated with the organization of FBM have been expensed as incurred. Stock issuance costs, incurred to date, have been charged to additional paid-in capital.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     AMOUNTS DUE TO DEPOSITORY INSTITUTIONS:

FirstBank invests excess funds on deposit at other depository institutions (including amounts intended for payment of issued and outstanding checks) on a daily basis in overnight interest-bearing accounts. Accordingly, issued and outstanding checks are recorded as a liability.

     INCOME TAXES:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The provision for income taxes of each entity is recorded as if the entity filed a separate return.

     RETIREMENT PLAN:

FirstBank has a contributory 401(k) plan covering substantially all employees. Contributions to the plan are made on a matching basis of 75% up to a maximum of 6% of employees' plan contributions. Total contributions to the plan were $31,441 and $17,992 for 1997 and 1996, respectively.

     LEASE COMMITMENTS:

FirstBank has entered into operating lease agreements for land, buildings, and equipment used in operations. The agreements expire over various terms with the longest such term extending to the year 2013. Certain of the leases are subject to rent escalation provisions. In addition, FirstBank pays maintenance, property taxes and insurance on the leased properties.

     EARNINGS PER SHARE:

Basic earnings per common share are calculated on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per common share includes stock options which have been granted but not exercised. All common share and per share amounts have been restated to reflect the 1997 stock dividend.

     OFF-BALANCE-SHEET INSTRUMENTS:

In the ordinary course of business, FirstBank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     LOAN SERVICING:

The cost of mortgage servicing rights is amortized in proportion to, and over, the period of estimated net servicing revenues. Impairment of mortgage servicing rights is assessed at each reporting date based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. Mortgage servicing rights were not impaired at December 31, 1997 and 1996.

     FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:

     Cash and short-term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

     Securities available-for-sale. Fair values for securities are based on quoted market prices.

     Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Federal Home Loan Bank advances. Fair value of the advances are estimated using discounted cash flow analyses based on FirstBank's current incremental borrowing rate for similar types of borrowing arrangements.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED):

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

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

As a member of the Federal Reserve System, FirstBank is required by regulation to maintain an average cash reserve balance with the FRB or in vault cash. The average daily reserve balance requirement for December 31, 1997 and 1996, was met by vault cash held by FirstBank.

At December 31, 1997, FirstBank had due from bank balances in excess of federally insured limits of approximately $375,000. Management believes the risk associated with exceeding these limits is balanced by the stability of the depository institutions involved.

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE:

Securities available-for-sale consist of the following:

                               .................. 1997 ......................
                                            GROSS       GROSS
                               AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                  COST      GAINS       LOSSES      VALUE
                                  ----      -----       ------      -----

Mortgage-backed securities   $ 1,428,793    $    -   $ (23,383)  $ 1,405,410
U.S. Government securities        98,602         -           -        98,602
Federal Home Loan Bank
   stock                         548,100         -           -       548,100
Federal Reserve Bank stock       130,300         -           -       130,300

                             -----------------------------------------------
          Total              $ 2,205,795    $    -     (23,383)  $ 2,182,412
                             ===============================================

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE (CONTINUED):

                               .................. 1996 ......................
                                            GROSS       GROSS
                               AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                  COST      GAINS       LOSSES      VALUE
                                  ----      -----       ------      -----
Mortgage-backed securities     $1,725,460  $    -     $(17,631)   $1,707,829
U.S. Government securities         98,846       -            -        98,846
Federal Home Loan Bank
   stock                          548,100       -            -       548,100
Federal Reserve Bank stock        130,300       -            -       130,300

                               ---------------------------------------------
          Total                $2,502,706  $    -     $(17,631)   $2,485,075
                               =============================================

The mortgage-backed securities held at December 31, 1997 and 1996, consist solely of GNMA Adjustable Rate Mortgage Securities and mature generally between 24 and 29 years. The actual lives of these securities may be shorter as a result of prepayments. The U.S. Government securities mature in 1998. Other securities consist of the required capital stock of the FHLB and the FRB and have no contractual maturity.

There were no realized gains or losses on sales of investment securities during the two-year period ending December 31, 1997.

At December 31, 1997 and 1996, the FHLB stock was pledged as collateral on the FHLB advances and securities with carrying values of approximately $1,154,000 and $1,807,000, respectively, were pledged to secure public deposits and for other purposes as required and permitted by law.

NOTE 5 - LOANS RECEIVABLE:

Loans receivable at December 31, 1997 and 1996, consisted of the following:

                                                1997                  1996
                                                ----                  ----
Mortgage loans:
   Permanent                                 $60,522,713           $60,891,924
   Construction                                5,949,087             6,182,712
                                      ----------------------------------------
               Total mortgage loans           66,471,800            67,074,636
                                      ----------------------------------------
Other loans:
   Consumer loans                              9,527,554             8,717,516
   Commercial loans                            4,792,661             2,988,014
                                      ----------------------------------------
               Total other loans              14,320,215            11,705,530
                                      ----------------------------------------
               Loans receivable              $80,792,015           $78,780,166
                                      ========================================

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE (CONTINUED):

FirstBank's loan portfolio consists principally of adjustable rate residential first mortgage loans to individuals for single family homes in the northern two-thirds of Beaufort County. At December 31, 1997, FirstBank's total loan portfolio included adjustable rate loans totaling approximately $18.1 million, having interest rate adjustments indexed to prime, and approximately $34.8 million of adjustable rate loans, having interest rate adjustments indexed to the one or three year U.S. Treasury bill adjusted to a constant maturity. Future market factors may, in certain instances, affect the correlation of the interest rate adjustment with the rates FirstBank pays on the short-term deposits and FHLB advances that have been primarily utilized to fund these loans.

Transactions in the allowance for loan losses are summarized as follows:

                                                 1997                1996
                                                 ----                ----

Beginning balance                             $ 630,557           $ 470,198
Provision (charged to income)                   165,000             162,000
Recoveries of charge-offs                         5,000              26,993
Charge-offs                                     (72,514)            (28,634)
                                      -------------------------------------

Ending balance                                $ 728,043           $ 630,557
                                      =====================================

Real estate mortgage loans include investments of $663,232 and $1,709,611 in participating interests on loans originated and serviced by other financial institutions as of December 31, 1997 and 1996, respectively.

Real estate mortgage loans exclude loans serviced for others of $9,871,666 and $4,392,204 as of December 31, 1997 and 1996, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

Impairment of loans having recorded investments of $286,743 and $389,663 at December 31, 1997 and 1996, have been recognized in conformity with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. The average recorded investment in impaired loans during 1997 and 1996, was $392,316 and $261,613. The total allowance for loan losses related to these loans was $55,970 and $48,340 at December 31, 1997 and 1996, respectively. Interest income on impaired loans of $32,359 and $26,263 was recognized for cash payments received in 1997 and 1996, respectively.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1997 and 1996, consists of the following:

                                                     1997           1996
                                                     ----           ----
Cost:
   Land                                           $  251,000    $   251,000
   Buildings and leasehold improvements              461,576        457,405
   Equipment and furnishings                       1,820,046      1,446,655
                                                 --------------------------
               Total cost                          2,532,622      2,155,060
   Less, accumulated depreciation and
     amortization                                 (1,244,389)    (1,007,933)
                                                  -------------------------

               Premises and equipment - net       $1,288,233    $ 1,147,127
                                                  =========================

Depreciation expense charged to operations was $245,995 and $182,662 in 1997 and 1996, respectively.

NOTE 7 - LEASES:

FirstBank has entered into noncancelable operating leases for a main office facility and for additional office space and parking with a partnership in which certain of FirstBank's directors are partners. FirstBank has also entered into a lease with a director of FirstBank for a branch facility on Lady's Island, South Carolina. The leases require FirstBank to pay for all utilities, property taxes and hazard insurance related to the leased properties.

The main office facility lease provides for a lease term of 20 years, expiring in 2013. The lease is subject to rent escalation provisions which are computed every five years during the life of the lease.

The Lady's Island branch facility lease provides for a five-year lease expiring in 1998. FirstBank has two remaining five year options to renew this lease. The renewal options include certain rent escalations.

Aggregate future minimum lease payments (exclusive of approximately $46,000 per year for the five years beginning 1999, representing estimated lease payments on the Lady's Island branch facility under the renewal option) under all operating leases are as follows:

       Year ending December 31:
              1998                                     $   156,803
              1999                                         125,223
              2000                                         125,223
              2001                                         125,223
              2002                                         125,223
              Thereafter                                 1,262,765
                                                   -------------------
                        Total minimum payments         $ 1,920,460
                                                   ===================

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 7 - LEASES (CONTINUED):

Total rental expense for the years ended December 31, 1997 and 1996, was approximately $161,000 for each of the two years.

NOTE 8 - DEPOSITS:

Certificates of deposits, each with a minimum denomination of $100,000, were approximately $8.8 million and $10.5 million at December 31, 1997 and 1996, respectively.

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows (in thousands of dollars):

                1998                                $30,380
                1999                                  6,129
                2000                                    963
                2001                                    149
                2002                                     57
                                         -------------------
                          Total                     $37,678
                                         ===================

As a former federal savings bank, FirstBank's deposits are insured by the Savings Association Insurance Fund (SAIF) of the FDIC. To recapitalize the reserves of SAIF, a special assessment on institutions with SAIF-insured deposits was approved by the U.S. Congress. FirstBank expensed approximately $445,000 for the special assessment during 1996.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES:

FirstBank has an $11 million line-of-credit with the FHLB of Atlanta. At December 31, 1997 and 1996, advances from the FHLB of Atlanta were $5.05 million and $5.6 million, respectively. At December 31, 1997, the maturity dates and interest rates on the advances were as follows (in thousands of dollars):

                                                                    ADVANCE
        MATURITY DATE           INTEREST RATE AND TYPE              AMOUNT
        -------------           ----------------------              ------

    Repayment at any time             6.50% variable                $4,200
          June 1998                   6.65% fixed                      500
          June 2001                   6.92% fixed                      350
                                                              --------------
                                                                    $5,050
                                                              ==============

As security for advances, FirstBank, under a blanket floating lien, is required to maintain qualifying mortgages with unpaid principal balances, when discounted at 75% of the unpaid principal balances, at least equal to 100% of its outstanding advances. All stock in the FHLB is also pledged to secure these advances. Advance agreements contain penalty provisions for early repayment if current advance rates are lower than the interest rates on the advances being repaid.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (CONTINUED):

Such advances during 1997 and 1996 are summarized as follows:

                                                         1997           1996
                                                         ----           ----

Maximum amount of advances at any month end           $6,300,000    $5,600,000
                                               ===============================
Average borrowings during the year                    $3,428,355    $2,649,727
                                               ===============================
Weighted average interest rate during the year             6.03%         5.85%
                                               ===============================

NOTE 10 - INCOME TAXES:

The Company files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes for the two years ended December 31, 1997 consists of the following:

                                              1997             1996
                                              ----             ----
   Currently payable:
      Federal                               $589,579         $336,524
      State                                   67,690           29,967
                                  --------------------------------------
             Total                           657,269          366,491
                                  --------------------------------------
   Deferred tax benefit:
      Federal                                (70,061)         (40,046)
      State                                   (6,569)          (3,947)
                                  --------------------------------------
             Total                           (76,630)         (43,993)
                                  --------------------------------------
             Total income taxes             $580,639         $322,498
                                  =======================================
             Effective tax rate                38.0%            39.2%
                                  ======================================

The provision for income taxes for 1997 and 1996 differed from amounts computed by applying the statutory federal rate to income before income taxes as follows:


                                                       1997            1996
                                                       ----            ----
Income taxes at statutory rate on
   pre-tax income                                    $519,519        $279,925
   State income taxes, net of federal
      tax benefit                                      40,339          17,173
   Other, net                                          20,781          25,400
                                          ------------------------------------
          Total  provision                           $580,639        $322,498
                                          ====================================

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (CONTINUED):

The sources of deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                             1997      1996
                                                             ----      ----

Gross deferred assets:
   Allowance for loan losses                               $254,739  $222,233
   Deferred loan fees                                        34,896         -
   Unrealized losses on securities available-for-sale         8,885     6,700
   Other                                                      9,018         -
                                                        ----------------------
          Total                                             307,538   228,933
                                                        ----------------------
Gross deferred liabilities:
   Federal Home Loan Bank stock dividends                   (43,551)  (43,551)
   Other                                                          -      (210)
                                                        ----------------------
          Total                                             (43,551)  (43,761)
                                                        ----------------------
          Net deferred tax asset                           $263,987  $185,172
                                                        ======================

NOTE 11 - STOCK OPTIONS:

Options to purchase shares of the Company's common stock have been granted to its directors and officers. Under the 1996 Stock Option Plan up to 17,325 shares of common stock were authorized to be granted to selected key employees and nonemployee directors in the form of incentive and nonqualified stock options. A committee of the Board of Directors determines the dates options shall be granted and exercised, the period of vesting schedule and the term of the exercise period (not to exceed 10 years). Under the 1987 Non-Qualified Stock Option Plan, 112,386 shares of common stock were authorized and granted to outside directors of the Bank. These options expire in 2006. Upon the acquisition of FirstBank by the Company, all options granted under this stock option plan of FirstBank remain in effect with no change in the terms. Information concerning the options outstanding is summarized as follows (all amounts have been retroactively restated for stock dividends):

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 11 - STOCK OPTIONS (CONTINUED):


                         ......... 1997 ........    ........ 1996 ..........
                                        OPTION        OPTION
                                         PRICE         PRICE
                          SHARES       PER SHARE      SHARES      PER SHARE
                          ------       ---------      ------      ---------

Outstanding, January 1      105,885   $6.41 - 11.82    97,315   $6.41 - 10.72
Granted                       5,700   11.82 - 14.00     9,924   10.30 - 11.25
                                  -         -          10,571        9.00
Expired                      (3,121)        -          (2,001)        -
                         ------------               -----------
Outstanding,
  December 31               108,464    6.41 - 11.82   105,885    6.41 - 11.82
                         ============               ============
Exercisable,
  December 31                85,739                    76,893
                         =============              ============

The Company accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) was issued and is effective for transactions entered into after December 15, 1995. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. The Company elected to continue to account for stock-based compensation using the intrinsic value method. SFAS 123 did not have an impact on the Company's results of operations or financial position.

NOTE 12 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

The Bank, as a national bank, is subject to certain restrictions regarding the transfer of funds to the Company in the form of cash dividends, loans, or advances. The approval of the OCC is required to pay dividends in excess of FirstBank's net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1997, $1,867,913 of FirstBank's retained earnings are available for distribution to the Company as dividends without prior regulatory approval.

Under FRB regulations, FirstBank also is limited as to the amount it may loan to the Company unless such loans are collateralized by specified obligations. The maximum amount available for transfer from FirstBank to the Company in the form of loans or advances approximated $1,572,851 at December 31, 1997.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS:

During 1997 and 1996, FirstBank had loan relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Total loans outstanding to this group (including immediate families and business interests) amounted to $1,203,791 at December 31, 1997, and $1,416,864 at December 31, 1996. During 1997, $488,103 of new
loans were originated to this group. Repayments of $701,175 were made during 1997.

Related party deposits totaled approximately $2,451,000 and $2,450,000 at December 31, 1997 and 1996, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES:

FirstBank is involved at times in various litigation arising out of the normal course of business. In the opinion of FirstBank's legal counsel, there is no pending or threatened litigation of any material consequence at this time.

FirstBank is negotiating the purchase of real property in Ridgeland, South Carolina. If the negotiation is successful, FirstBank intends to hold the property for a potential branch office at this location.

The Company has entered into contracts that provide certain officers salary continuation plans for up to three years in the event of a change in control of the Company.

     YEAR 2000 CONSIDERATIONS

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all organizations.

The Corporation uses the services of outside software vendors for certain of its data processing applications. Based on discussions with software vendors, management does not expect the cost of addressing any year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 15 - FINANCIAL INSTRUMENTS:

FirstBank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit, interest-rate, or liquidity risk in excess of the amounts recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement FirstBank has in particular classes of financial instruments.

FirstBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. FirstBank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     COMMITMENTS TO EXTEND CREDIT:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit at fixed rates exposes FirstBank to some degree of interest-rate risk. FirstBank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by FirstBank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include real property, equipment and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by FirstBank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit outstanding at December 31, 1997, expire in 1998. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained if deemed necessary by FirstBank is based on management's credit evaluation of the customer. FirstBank has not been required to perform on any financial guarantees during the past three years and has not incurred any losses on its commitments during the past three years.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 15 - FINANCIAL INSTRUMENTS (CONTINUED):

The estimated fair value of FirstBank's financial instruments at December 31, 1997 and 1996, are as follows:

                                      1997                   1996
                                      ----                   ----
                                CARRYING      FAIR    CARRYING      FAIR
                                AMOUNT       VALUE     AMOUNT       VALUE
                                ------       -----     ------       -----

Financial assets:
 Cash and cash equivalents  $ 6,095,598  $ 6,095,598  $ 7,871,028  $ 7,871,028
 Time deposits with banks        99,000       99,000      199,177      199,177
 Securities available-
   for-sale                   2,182,412    2,182,412    2,485,075    2,485,075
 Loans receivable - net      80,063,972   80,250,247   78,149,609   79,079,805
 Accrued interest receivable    555,537      555,537      502,412      502,412

Financial liabilities:
 Deposits                    77,462,288   77,529,026   78,300,019   78,426,021
 Federal Home Loan Bank
   advances                   5,050,000    5,059,257    5,600,000    5,601,896
 Amounts due to depository
   institutions                 305,315      305,315      200,117      200,117

Unrecognized financial instruments:
 Commitments to extend
   credit                     3,371,000    3,371,000    3,163,000    3,163,000
 Lines-of-credit             10,327,000   10,327,000    8,212,000    8,212,000
 Standby letters of credit      288,000      288,000      194,000      194,000


NOTE 16 - FIRST BANK OF THE MIDLANDS, IN ORGANIZATION:

On August 20, 1997, the Company's Board of Directors approved the sponsorship of a new national bank, FirstBank of the Midlands (FBM), to be located in Columbia, South Carolina, subject to regulatory approval. FBM will offer general banking services in the Columbia area.

Upon the organization of FBM, the Company proposes to acquire all of the common stock of FBM for $5.0 million. The acquisition of FBM's common stock is expected to be primarily funded with the sale of up to $3.5 million of additional common stock of the Company at a price that will be determined by the Company's Board of Directors.

The Company expects to obtain up to $2.5 million in debt from a third party financial institution to provide the remaining initial capital for FBM.

FBM will operate in office space leased under a noncancellable operating lease with an initial term of 5 years beginning on April 1, 1998. The lease terms provide for three, three-year renewal options. The landlord will be responsible for improvements and property taxes on the leased property up to the amount paid for 1997 taxes. FBM will be required to pay any property tax increases over 1997 taxes. Annual base rent in lease years one through five is $90,750. Subsequent lease renewals will increase lease payments by the greater of 12.5% or the increase in the Consumer Price Index.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 17 - REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which the Company is subject.

As of September 22, 1997, the most recent notification from the OCC categorized FirstBank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's categories.

The Company's and FirstBank's actual capital amounts and ratios are also presented in the table as follows (in thousands of dollars):

                                                       MINIMUM REQUIRED
                                  MINIMUM REQUIRED   TO BE WELL CAPITALIZED
                                     FOR CAPITAL     UNDER PROMPT CORRECTIVE
                       ACTUAL     ADEQUACY PURPOSES    ACTION PROVISIONS
                       ------     -----------------    -----------------
                 AMOUNT    RATIO  AMOUNT      RATIO    AMOUNT      RATIO
                 ------    -----  ------      -----    ------      -----
At December
 31, 1997:

Tier I Capital
 (to Average
 Assets):
  Consolidated  $ 7,854    8.7%  $ 3,608      4.0%     $ 4,509      5.0%
  FirstBank       7,737    8.6%    3,607      4.0%       4,508      5.0%

Tier I Capital
 (to Risk
 Weighted
 Assets):
  Consolidated    7,854   12.1%    2,587      4.0%      3,880       6.0%
  FirstBank       7,737   12.0%    2,587      4.0%      3,880       6.0%

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 17 - REGULATORY MATTERS (CONTINUED):

                                                       MINIMUM REQUIRED
                                  MINIMUM REQUIRED   TO BE WELL CAPITALIZED
                                     FOR CAPITAL     UNDER PROMPT CORRECTIVE
                       ACTUAL     ADEQUACY PURPOSES    ACTION PROVISIONS
                       ------     -----------------    -----------------
                 AMOUNT    RATIO  AMOUNT      RATIO    AMOUNT      RATIO
                 ------    -----  ------      -----    ------      -----
Total Capital
 (to Risk
 Weighted
 Assets):
  Consolidated  $ 8,582    13.3%  $ 5,173      8.0%    $ 6,470     10.0%
  FirstBank       8,465    13.1%    5,173      8.0%      6,467     10.0%

At December
 31, 1996:

Tier I Capital
 (to Average
 Assets):
  Consolidated    6,948     7.8%    3,578      4.0%      4,473      5.0%
  FirstBank       6,889     7.7%    3,578      4.0%      4,472      5.0%

Tier I Capital
 (to Risk
 Weighted
 Assets):
  Consolidated    6,948    11.0%    2,528      4.0%      3,793      6.0%
  FirstBank       6,889    10.9%    2,527      4.0%      3,790      6.0%

Total Capital
 (to Risk
 Weighted
 Assets):
  Consolidated    7,579    12.0%    5,057      8.0%      6,321     10.0%
  FirstBank       7,520    11.9%    5,054      8.0%      6,319     10.0%

NOTE 18 - CONCENTRATION OF CREDIT RISK:

Although FirstBank has a diversified loan portfolio, a substantial portion of its borrowers' ability to honor their contracts depends upon the economy of Beaufort County, South Carolina, and the surrounding area.

The contractual amounts of credit-related financial instruments such as commitments to extend credit and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

NOTE 19 - FIRST SECURITIES CORPORATION:

FSC completed its first year of operations with assets of approximately $73,000 at December 31, 1997, gross commission income of $40,400 and a net loss of $24,350 for the year ended December 31, 1997.

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 20 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for FirstBancorporation, Inc. (parent company only):

                                     DECEMBER 31,           DECEMBER 31,
                                       1997                     1996
                                       ----                     ----

Balance Sheet:
  Assets:
    Cash                               $    15,586            $    19,394
    Investment in banking subsidiary     7,864,255              6,985,696
    Other assets                           109,847                 39,589
                                     -------------------------------------

       Total assets                    $ 7,989,688            $ 7,044,679
                                     =====================================

Liabilities:
  Amounts due to banking subsidiary    $     7,241            $         -
  Other liabilities                          1,446                      -
  Stockholders' equity                   7,981,001              7,044,679
                                     -------------------------------------

       Total liabilities and
         stockholders' equity          $ 7,989,688            $ 7,044,679
                                     =====================================

Statement of Income:
  Dividends from banking subsidiary    $   100,000            $    61,125
                                     -------------------------------------
Expenses:
  Compensation                              16,915                      -
  Amortization                               7,887                  7,887
  Other                                     31,275                 20,304
                                     -------------------------------------

Income before equity in undistributed
  earnings of subsidiary                    43,923                 32,934
Applicable income tax benefit               21,310                  8,907
Equity in undistributed earnings of
  subsidiary                               882,125                458,970
                                     -------------------------------------
              Net income                $  947,358            $   500,811
                                     =====================================

FIRSTBANCORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 20 - CONDENSED FINANCIAL STATEMENTS (CONTINUED):

                                          DECEMBER 31,           DECEMBER 31,
                                             1997                    1996
                                             ----                    ----
Statement of Cash Flows:
 Cash flows from operating activities:
   Net income                             $   947,358            $   500,811
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Amortization expense                     7,887                  7,887
       Increase in other assets               (78,145)                (8,907)
       Increase (decrease) in other
         liabilities                            8,687                (39,537)
       Undistributed earnings of subsidiary  (882,125)              (458,970)
                                           -----------------------------------
         Net cash provided by operating
          activities                            3,662                  1,284
Cash flows from financing activities:
  Common stock issued                               -                 18,010
  Stock issuance cost                          (7,470)                     -
                                           -----------------------------------
Net increase (decrease) in cash and
  cash equivalents                             (3,808)                19,294
Cash at beginning of year                      19,394                    100
                                           -----------------------------------
Cash at end of year                        $   15,586            $    19,394
                                           ===================================

THESE NOTES ARE INTEGRAL PART OF THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

CORPORATE BOARD OF DIRECTORS

Laurance H. Davis, Jr., Secretary, FirstBank, N.A., FirstBancorporation, Inc., Secretary, Bundy Appraisal and Management Company, Inc. [picture]

Richard L. Gray, President, Grayco Automotive, Inc. [picture]

Russell L. Jeter, President, Jeter Construction Company, Inc. [picture]

Robert A. Kerr, Sr. Retired Bank Executive, Banc One Corp. [picture]

James D. Neighbors Vice Chairman FirstBank, N.A., FirstBancorporation, Inc. [picture]

Jerry H. Reeves, III, President, Resort Services, Inc. [picture]

Carson R. Rentz, President, Coastal Contractors, Inc. [picture]

William C. Robinson, Chairman of the Board, Robinson, Grant & Company, CPAs [picture]

Colden R. Battey, Jr., Chairman of the Board of Directors, FirstBank, N.A. and FirstBancorporation, Inc., Senior Partner, Harvey and Battey Law Firm [picture]

James A. Shuford, President and CEO, FirstBank, N.A. & FirstBancorporation, Inc. [Picture]

BEAUFORT EXECUTIVE BOARD OF DIRECTORS

(Seated Left-Right) Gene W. Grace, D.D.S., Dentist:
Joseph A. Mix, Owner, Island Outfitters, Investor:
Alice G. Wright, Personnel Administrator, Beaufort County
Schools: Col. W.R. VonHarten, Retired USMC

[Group Picture]

(Standing Left-Right) Owen K. Hand, Investment Advisor,
Hand & Tanner Financial Group, Inc.: Eugene F. Duncan,
Retired, Businessman, Farmer: Gen. E. M. Flanagan Jr.,
Retired, US Army: Col. Charles O. Hoelle, Retired, USMC,
Assistant Town Manager, Hilton Head Island.

BLUFFTON EXECUTIVE BOARD OF DIRECTORS

(Seated Left-Right) Dr. Michael K. Mikkelson, Physician:

              Thomas C. McCullough, President, Automotive Technology Sales

[Group Picture](Standing Left-Right) Linda Ellis, Investor: James Parrish,

              CPA. Parrish & Parrish, Inc.

              (Not Shown) Thomas J. Wing, Bluffton Telephone:

              H. Emmett McCracken, Jr., Chairman, Beaufort County Council

CORPORATE AND BANK OFFICERS

James A. Shuford III, President and CEO FirstBank, N.A. & FirstBancorporation, Inc.
James L. Pate III, Senior Vice President, Chief Financial Officer
Bryan K. Newton, Senior Vice President, Senior Loan Officer
Richard E. Morgan, Jr., Senior Vice President, Senior Credit Officer
Christine W. Beckert, Vice President, Operations Officer

BEAUFORT

Catherine S. Diller, Assistant Vice President, Loan Officer
C. Renee Johnson, Assistant Vice President, Loan Officer
Julie A. Waters, Branch Manager

LADY'S ISLAND

Whitney L. McDaniel, Assistant Vice President, Branch Manager

BLUFFTON

Julian B. Weston, Vice President, Branch Manager
Kathy Lucas, Assistant Vice President, Mortgage Loan Officer

                                  Exhibit 21

                         Subsidiaries of the Registrant

                                   Parent
                                   ------

                           FirstBancorporation, Inc.

                               Percentage             Jurisdiction or
Subsidiaries                   Of Ownership           State of Incorporation
------------                   ------------           ----------------------

FirstBank, N.A.                  100%                      United States


______________
(a) The operation of the Company's wholly owned subsidiary is included in the Company's Financial statements contained in the Annual Report attached hereto as Exhibit 13.