Form 10QSB
period 1998-03-31
FIRSTBANCORPORATION INC
filed 1998-05-13
CIK 1011588

United States
                   Securities and Exchange Commission
                        WASHINGTON, D.C.   20549


                               FORM 10-QSB

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---               SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED March 31, 1998

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---               SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           -------------   ------------
                    Commission file number 0-28106
                                           -------
                        FirstBancorporation, Inc.
                        -------------------------
         (Exact name of registrant as specified in its charter)

           South Carolina                              57-1033905
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

   1121 Boundary Street P.O. Box 2147, Beaufort, S.C.      29901-2147
   --------------------------------------------------      ----------
       (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code     843-521-5600
                                                          ------------

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

The number outstanding shares of the issuer's $.01 par value common stock as of May 11, 1998 is 692,748.

                             INDEX FORM 10-QSB

                                  Part I
                                                                      Page
                                                                      ----

Item 1. Consolidated Financial Statements and Related Notes--------    3-7
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ---------------------------------   8-11

                                  Part II

Item 1.  Legal Proceedings ----------------------------------------     12
Item 2.  Changes in Securities ------------------------------------     12
Item 3.  Defaults upon Senior Securities --------------------------     12
Item 4.  Submission of Matters to a Vote of Security Holders ------     12
Item 5.  Other Information  ---------------------------------------     12
Item 6.  Exhibits and Reports on Form 8-K -------------------------     12

Signatures --------------------------------------------------------     13

Exhibit 27. Financial data schedule -------------------------------     14

PART 1. CONSOLIDATED FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS)
                                              At March 31,   At December 31
                                                 1998            1997
ASSETS
Cash and amounts due from banks                  $ 2,789        $ 4,127
Interest bearing overnight deposits                3,768          1,969
Other short-term investments                          99             99
Securities available-for-sale                      2,112          2,182
Loans available-for-sale                           1,846            676
Loans                                             79,527         80,792
       Less allowance for loan losses               (772)          (728)
                                                --------        -------
        Net loans                                 78,755         80,064
                                                --------        -------
Premises and equipment                             1,242          1,288
Accrued interest receivable                          536            556
Real estate owned-acquired through foreclosure       185            127
Deferred organizational costs                        120            123
Deferred tax assets                                  255            264
Other assets                                         366            224
                                                --------        -------
    Total assets                                $92,073         $91,699
                                                =======         =======
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
    Deposits                                    $81,718         $77,462
    Federal Home Loan Bank advances                 850           5,050
    Amounts due to depository institutions          178             305
    Advances from borrowers for taxes and
     insurance                                       73             55
    Accrued interest payable                        256            208
    Expenses payable                                105            173
    Other liabilities                               640            465
                                                -------        -------
        Total liabilities                       $83,820        $83,718
                                                =======        =======
Stockholders Equity
 Preferred stock - $.01 par value; shares
  authorized - 1,000,000, issued and
  outstanding - none
Common stock - $.01 par value; shares
  authorized - 3,000,000, issued and
  outstanding - 692,748 - 3/31/98;
  690,323 - 12/31/97.                           $     7              7
Additional paid-in capital                        6,275          6,249
 Accumulated other comprehensive loss.
   Unrealized loss on securities available-
   for-sale, net of applicable deferred
   income taxes                                      (9)           (15)
Retained earnings                                 1,980          1,740
                                                -------        -------
    Total stockholders equity                   $ 8,253        $ 7,981
                                                -------        -------
    Total liabilities and stockholders
     equity                                     $92,073        $91,699
                                                =======        =======

CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS ENDED
MARCH 31, 1998 AND 1997 (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           Three             Three
                                           Months            Months
                                           Ended             Ended
                                           3/31/98           3/31/97
                                           -------           -------
Interest income
 Interest on mortgage loans                $1,091            $1,291
 Interest on other loans                      720               449
 Interest on investments                       72                65
                                           ------            ------
    Total interest income                   1,883             1,805
                                           ------            ------

Interest expense
 Interest on deposits                         800               778
 Interest on FHLB advances                     31                50
                                           ------            ------
    Total interest expense                    831               828

Net interest income                         1,052               977
                                           ------            ------
Provision for loan losses                      45                30
                                           ------            ------
Net interest income after provision for
   loan losses                              1,007               947

Non interest income
 Service charges on deposit accounts          154               120
 Other non interest income                     96                51
                                           ------            ------
  Total non interest income                   250               171

Non interest expenses
 Compensation and benefits                    440               407
 Occupancy                                    137               120
 Data processing                               32                56
 Other non interest expense                   252               223
                                           ------            ------
    Total non interest expenses               861               806

Net income  before taxes                      396               312
                                           ------            ------
Income tax expense                            156               118
                                           ------            ------
    Net income                             $  240            $  194
                                           ======            ======
Net income per  share-basic                 $0.35            $ 0.28
                                           ======            ======
Net income per share-diluted                $0.33            $ 0.26
                                           ======            ======
Average shares outstanding - basic        692,155           690,285
                                          =======           =======
Average shares outstanding - diluted      736,716           735,507
                                          =======           =======

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS
ENDING MARCH 31, 1998 AND MARCH 31, 1997 (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                         Accumulated
                                                         Other
                                                         Compre-      Total
                   Common   Common  Additional Retained  hensive      Stock-
                   shares   Stock   Paid-in    Earnings  Income       holders
                                    Capital              (Loss)       Equity

Balances at
December 31, 1996   627,587     $ 6   $5,441    $1,609        $(10)     $7,046

Issuance of
62,736 shares of
stock for 10%        62,736       1      815     (816)
stock dividend

Comprehensive
income:

  Net income                                       194                     194

Other
comprehensive
income (loss)
net of tax:

Unrealized loss
on securities
available
for sale                                                        (3)       (3)
                                                                       -----
Comprehensive
income                                                                   191
                                                                       -----
Balances at March
31, 1997            690,323     $ 7   $6,256     $ 987        $(13)     $7,237

Balances at
December 31, 1997   690,323      $7   $6,249    $1,740        $(15)     $7,981

Comprehensive
income:

Net income                                         240                     240

Other
comprehensive
income, net of
tax:

Unrealized gain
on securities
available
for sale                                                         6           6
                                                                         -----
Comprehensive
income                                                                     246
                                                                         -----
Stock
options
exercised             2,425       -       26                                26

Balances at March
31, 1998            692,748      $7   $6,275    $1,980        $( 9)     $8,253
                    =======      ==   ======    ======        =====     ======

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
MARCH 31, 1998 AND 1997 (UNAUDITED)             Three months   Three months
(DOLLARS IN THOUSANDS)                               Ended         Ended
                                                   3/31/98       3/31/97
CASH FLOWS FROM OPERATING ACTIVITIES            ------------   ------------
Net income                                        $   240       $   194
Adjustments to reconcile net income to cash
    provided by operating activities:
Amortization of deferred loan fees and discounts       (4)           (4)
Provision for loan losses                              45            30
Depreciation and amortization                          71            61
Deferred income taxes                                   9             1
Decrease in interest receivable                        19            44
Decrease (increase) in other assets                   139         (111)
Originations of loans sold to investors            (4,953)       (1,607)
Proceeds from sales of loans to investors           4,953         1,607
Disbursements of loans serviced for others           (628)         (304)
Receipts of loans serviced for others                 547           373
(Increase) decrease in real estate loans
 held for sale                                     (1,249)          523
Increase in accrued interest payable                   48            30
Decrease in expenses payable                          (53)          (69)
Decrease in other liabilities                         (11)          (50)
                                                  -------       -------
Net cash provided by operating activities            (827)          718

CASH FLOWS FROM INVESTING ACTIVITIES
Principal repayments of mortgage-backed securities     82            69
Loans originated or acquired, net                   1,265        (2,505)
Capital expenditures                                  (13)         (177)
                                                  -------       -------
    Net cash used for investing activities          1,334        (2,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in non interest-bearing
 demand accounts                                     (292)          220
Increases in Now, Money Market and
 Savings accounts                                   4,098         1,634
Increase (decrease) in certificates of
 deposit, net                                         450         (473)
Proceeds from Federal Home Loan Bank advances           0         2,000
Repayment of Federal Home Loan Bank advances       (4,200)       (3,250)
Decrease in amounts due to depository
 institutions                                        (128)         (113)
Increase in advances from borrowers for taxes
 and insurance                                         18            37
Stock issuance costs                                  (18)            0
Proceeds from stock options exercised                  26             0
                                                  -------       -------
Net cash provided by financing activities             (46)           55
                                                  -------       -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     461        (1,840)

CASH EQUIVALENTS, BEGINNING OF PERIOD               6,096          7,871
                                                  -------        -------
CASH EQUIVALENTS, END OF PERIOD                   $ 6,557        $ 6,031
                                                  =======        =======
CASH PAID DURING THE PERIOD:
    Interest paid on deposits and borrowings      $   783        $   798
                                                  =======        =======
    Income tax paid                               $    28        $    12
                                                  =======        =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim consolidated financial statements, including related notes, should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 appearing in the 1997 Annual Report of FirstBancorporation, Inc. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Basic earnings per common share are calculated on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per common share include stock options which have been granted but not exercised.

4. Loan Commitments - At March 31, 1998, the Bank had total unused loan commitments outstanding of $10,834,000 which were comprised of construction and commercial unfunded lines of $3,737,000, unfunded consumer lines of credit of $6,854,000 and letters of credit issued totaling $243,000. In the normal course of business, the Bank issues loan commitments to customers at market rates of interest. The Bank's general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At March 31, 1998, all fixed rate residential loan commitments were covered by commitments from investors for sale.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

6. FirstBank of the Midlands, in organization - On August 20, 1997 the Company's Board of Directors approved the sponsorship of a new national bank, FirstBank of the Midlands, (FBM) to be located in Columbia, South Carolina, subject to regulatory approval. The Company is in the process of applying with all regulatory agencies for appropriate approvals. The Company expects to acquire all of the common stock of FBM for $5.0 million. The acquisition of FBM's common stock is expected to be funded with the sale of approximately $3.5 million of additional common stock of the Company and a loan from an unaffiliated commercial bank for the remainder. The transaction is expected to be completed in the second or third quarter of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

Comparison of Financial Condition at March 31, 1998 and December 31, 1997

     Total assets increased from $91.7 million at December 31, 1997 to $92.1 million at March 31, 1998. Loans receivable, net, decreased from $80.1 million at December 31, 1997 to $78.8 million at March 31, 1998 primarily as a result of mortgage loan repayments. Cash and cash equivalents increased from $6.1 million at December 31, 1997 to $6.6 million at March 31, 1998. Total deposits increased 5.4% from $77.5 million at December 31, 1997 to $81.7 million at March 31, 1998 primarily as a result of increases in NOW accounts of $1.5 million and increases in money market accounts of $2.5 million. FHLB borrowings decreased from $5.1 million at December 31, 1997 to $850,000 at March 31, 1998 as a result of the increase in deposits and loan repayments. Total stockholders' equity increased 3.8% from $8.0 million at December 31, 1997 to $8.3 million at March 31, 1998 as a result of retained net income of $240,000 and proceeds of $26,000 received from the exercise of stock options (2,425 shares at an exercise price of $10.85 per share).

Comparison of Operations for the Three Months Ended March 31, 1998 and 1997

     Net Income. Net income increased 23.7% from $194,000 for the three months ended March 31, 1997 ($0.28 per basic earnings per common share and $0.26 per share on a diluted basis) to $240,000 for the three months ended March 31, 1998 ($0.35 per basic earnings per common share and $0.33 per share on a diluted basis) primarily as a result of a 46.2% increase in non-interest income and a 7.7% increase in net interest income.

     Net Interest Income. Net interest income increased from $977,000 for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. The Bank's interest rate spread increased from 4.10% for the three months ended March 31, 1997 to 4.31% for the same period in 1998 as the average yield on interest-earning assets increased from 8.56% for the three months ended March 31, 1997 to 8.73% for the comparative period in 1998 while the average rate paid on interest-bearing liabilities decreased from 4.46% for the three months ended March 31, 1997 to 4.42% for the same period in 1998.

     Interest income increased to $1.9 million for the three months ended March 31, 1998 from $1.8 million for the same period in 1997. Interest expense increased slightly from $828,000 for the three months ended March 31, 1997 to $831,000 for the same period in 1998 primarily as a result of relatively stable interest rates.

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

     The provision for loan losses increased from $30,000 for the three months ended March 31, 1997 to $45,000 for the three months ended March 31, 1998. Management deemed the increase necessary because of the increase in nonaccrual loans from $429,000 at December 31, 1997 to $537,000 at March 31, 1998. At
March 31, 1998, the Bank's allowance for loan losses to total loans was 0.97%.

     Noninterest Income. Noninterest income increased 46.2% from $171,000 for the three months ended March 31, 1997 to $250,000 for the same period in 1998 primarily as a result of a $34,000 increase in service charges attributable to an increased number of deposit accounts, a $20,000 increase in gains on sale of loans held-for-sale, and a $14,000 increase in gain on mortgage servicing rights.

     Noninterest Expenses. Noninterest expenses increased 6.8% from $806,000 for the three months ended March 31, 1997 to $861,000 for the three months ended March 31, 1998 primarily as a result of a $33,000 increase in compensation expense related to salary expense associated with the New Bank and general salary increases and a $17,000 increase in occupancy expense attributable to rent increases on the Bank's main office lease and expenses related to temporary quarters for the New Bank.

     Provision for Income Taxes. The Company pays Federal corporate income taxes and South Carolina bank taxes. The provision for income taxes increased from $118,000 for the three months ended March 31, 1997 to $156,000 for the three months ended March 31, 1998 as a result of higher income before income taxes.

Asset/Liability and Liquidity Management

Interest Sensitivity Position                    Years 4
March 31, 1998                Year 1    Year 2   thru 7     Year 8+   Total
(Dollars in thousands)

Interest-earning assets:
Loans and loans held
 for sale                    $46,667    $21,816   $5,455    $7,435   $81,373
GNMA MBSs                      1,345          0        0         0     1,345
Overnight and other
 investments                   4,511          0        0         0     4,641
 Total interest-earning      -------    -------   ------    ------   -------
  assets                      52,523     21,816    5,455     7,565    87,359

Interest-bearing
 liabilities:
Deposits                      69,007     6,141       188         0    75,336
FHLB borrowings                  500       350         0         0       850
 Total interest-             -------    -------   ------    ------   -------
  bearing liabilities         69,507     6,491       188         0    76,186

Asset (liability)
 gap position               ($16,984)  $15,325    $5,267    $7,565   $11,173
                            ========   =======    ======   =======   =======
Cumulative gap position     ($16,984) ($ 1,659)   $3,608   $11,173
Cumulative Gap to Total     ======== =========    ======   =======
 Earning Assets                (18.5%)    (1.8%)     3.9%     11.2%
                            ========= =========   ======    ======

(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.
(2) NOW, money market and savings accounts are considered interest-sensitive.
(3) Regular savings, NOWs and money market accounts are considered to reprice in the 1 -year period.

     As of March 31, 1998, the Bank's interest-earning assets that reprice within one year totaled $52,523,000 while interest-bearing liabilities repricing within one year totaled $69,507,000 This resulted in a negative gap position of $16,984,000 or 18.5% of total interest-earning assets.

YIELDS EARNED AND RATES PAID

     The following table is a comparison of the three months ended March 31, 1998 and 1997.

Average balances and yields earned versus rates paid
Quarter ended March 31, 1998 compared to 1997
(Dollars in thousands)
                             Average       Interest Earned     Annualized
                             Balance           or Paid         Yield/Rate
                                  For the quarter ended March 31,
                          1998     1997      1998     1997     1998    1997
                          ----     ----      ----     ----     ----    ----
Assets:
Interest-earning assets
Loans                    $81,267 $79,985    $1,811   $1,740   8.91%    8.70%
Investments                4,987   4,371        72       65   5.48%    5.95%
 Total earning assets/   ------- -------    ------   ------   ----     ----
    Income earned         86,254  84,356     1,883    1,805   8.73%    8.56%
Non-earning assets         4,359   6,509
                         ------- -------
    Total assets         $90,613 $90,865
                         ======= =======
Liabilities:
Interest-bearing
 deposits                $73,265 $71,101    $  800   $  778   4.37%    4.38%
Borrowings                 2,081   3,419        31       50   5.98%    5.87%
                         ------- -------    ------   ------   ----     ----
Interest-bearing
 deposits and
 borrowings/expense       75,346  74,520       831      828   4.42%    4.46%
Non-interest-bearing
 liabilities               7,197   9,261
Stockholders' equity       8,070   7,084
                         ------- -------
Total Liabilities and
  Stockholders' equity   $90,613 $90,865
                         ======= =======
Net interest income                        $1,052   $  977
                                           ======   ======
Interest Rate Spread (1)                                      4.31%    4.10%
Net yield on average
 interest-earning
 assets (1)                                                   4.88%    4.63%

(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest-bearing liabilities. Net yield on average interest-earning assets is net interest income divided by total interest-earning assets.

     Net interest income increased by $75,000 during the current year's quarter as a result of the combined effects of a greater net interest rate spread and a higher volume of interest earning assets. Yield on interest earning assets increased by .17% during the current year's quarter and the rate paid on interest bearing liabilities decreased by .04% resulting in an increase in the net interest rate spread of .21% over the same period last year. Total interest earning assets increased by $1,898,000 while interest bearing liabilities increased by $826,000 from first quarter 1997.

CAPITAL RESOURCES

For regulatory purposes, the Bank is required to maintain a minimum of level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the Bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity of the Bank to be reduced below its capital requirements. As of March 31, 1998, the Bank met all of its risk-based capital requirements and met the definition of a "well capitalized institution" under the OCC's regulation entitled Prompt and Corrective Action.

The Company's and FirstBank's actual capital ratios are presented in the following table:


At March 31, 1998                  Amount           Ratio

Tier 1 Capital (to
Average Assets):

Consolidated                       $8,136            8.98%
FirstBank                           7,639            8.44

Tier 1 Capital (to
Risk Weighted Assets):
Consolidated                        8,136           12.53
FirstBank                           7,639           11.79

Total Capital (to
Risk Weighted Assets):

Consolidated                        8,816           13.65
FirstBank                           8,364           12.91

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

              FirstBancorporation, Inc.



DATED: May 11 1998                     /s/ James A. Shuford, III
                                       --------------------------------------
                                       James A. Shuford, III
                                       Chief Executive Officer



DATED: May 11, 1998                    /s/ James L. Pate, III
                                       --------------------------------------
                                       James L. Pate, III
                                       Chief Financial Officer