Form 10QSB
period 1998-06-30
FIRSTBANCORPORATION INC
filed 1998-08-13
CIK 1011588

United States
                   Securities and Exchange Commission
                        WASHINGTON, D.C.   20549

                               FORM 10-QSB

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---             SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED June 30, 1998

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    -----------

                    Commission file number 0-28106
                                           -------

                        FirstBancorporation, Inc.
                        -------------------------
         (Exact name of registrant as specified in its charter)

        South Carolina                               57-1033905
-------------------------------           --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

   1121 Boundary Street P.O. Box 2147, Beaufort, S.C.      29901-2147
   --------------------------------------------------      ----------
       (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code     843-521-5600
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

The number outstanding shares of the issuer's $.01 par value common stock as of August 11, 1998 is 694,215.

                             INDEX FORM 10-QSB

                                    Part I

                                                                        Page
                                                                        ----
Item 1. Consolidated Financial Statements and Related Notes-----------   3-7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ------------------------------------ 8-12

                                    Part II

Item 1. Legal Proceedings --------------------------------------------    13
Item 2. Changes in Securities ----------------------------------------    13
Item 3. Defaults upon Senior Securities ------------------------------    13
Item 4. Submission of Matters to a Vote
        of Security Holders ------------------------------------------    13
Item 5. Other Information --------------------------------------------    13
Item 6. Exhibits and Reports on Form 8-K -----------------------------    13

    Signatures -------------------------------------------------------    14

Exhibit 27. Financial data schedule ----------------------------------    15

PART 1. CONSOLIDATED FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
BALANCE SHEETS (Unaudited)
(Dollars in thousands)
                                               At June 30,    At December 31,
                                               1998           1997
ASSETS
Cash and amounts due from banks                  $  5,448      $  4,127
Interest bearing overnight deposits                11,185         1,969
Time deposits in other banks                           99            99
Securities available-for-sale                       3,982         2,182
Loans available-for-sale                            1,331           676
Loans                                              79,819        80,792
       Less allowance for loan losses                (825)         (728)
                                                 --------      --------
        Net loans                                  78,994        80,064
                                                 --------      --------
Premises and equipment                              1,450         1,228
Accrued interest receivable                           511           556
Real estate owned-acquired through foreclosure         81           127
Deferred organizational costs                         117           123
Deferred tax assets                                   321           264
Other assets                                          730           224
                                                 --------      --------
   Total assets                                  $104,249      $ 91,699
                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                     $ 86,626      $ 77,462
    Federal Home Loan Bank advances                 4,300         5,050
    Amounts due to depository institutions          1,072           305
    Advances from borrowers for taxes and insurance   131            55
    Accrued interest payable                          273           208
    Expenses payable                                  152           173
    Other liabilities                                 679           465
                                                 --------      --------
        Total liabilities                        $ 93,233      $ 83,718
                                                 --------      --------
Stockholders' Equity
 Preferred stock - $.01 par value; shares
  authorized - 1,000,000, issued and
  outstanding - none
 Common stock - $.01 par value; shares
  authorized - 3,000,000, issued and
  outstanding - 694,215 - 6/30/98;
  690,323 - 12/31/97.                            $      7      $      7

Additional paid-in capital                          6,287         6,249
Common stock subscribed-193,422 shares              2,481             0
Accumulated other comprehensive loss.
  Unrealized loss on securities available-
  for-sale, net of applicable deferred
  income taxes                                         (1)          (15)
Retained earnings                                   2,242         1,740
                                                 --------      --------
    Total stockholders' equity                   $ 11,016      $  7,981
                                                 --------      --------
    Total liabilities and stockholders' equity   $104,249      $ 91,699
                                                 ========      ========

CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS ENDED
June 30, 1998 and 1997 (Unaudited)
(Dollars in thousands, except per share amounts)

                                 Three     Three      Six        Six
                                 Months    Months     Months     Months
                                 Ended     Ended      Ended      Ended
                                 6/30/98   6/30/97    6/30/98    6/30/97
                                 -------   -------    -------    -------
Interest income
 Interest on mortgage loans     $  1,069  $  1,544   $  2,162   $  3,051
 Interest on other loans             746       282      1,467        516
 Interest on investments             120        64        192        129
                                --------  --------   --------   --------
    Total interest income          1,935     1,890      3,821      3,696

Interest expense
 Interest on deposits                845       800      1,645      1,578
 Interest on FHLB advances            17        76         49        127
                                --------  --------   --------   --------
    Total interest expense           862       876      1,694      1,705

Net interest income                1,073     1,014      2,127      1,991
                                --------  --------   --------   --------
Provision for loan losses             52        30         97         60
                                --------  --------   --------   --------
Net interest income after
 provision for loan losses         1,021       984      2,030      1,931

Non interest income
 Service charges on deposit
  accounts                           171       140        325        260
 Other non interest income           162        58        257        109
                                --------  --------   --------   --------
   Total non interest income         333       198        582        369

Non interest expenses
 Compensation and benefits           476       398        915        805
 Occupancy                           136       127        265        247
 Data processing                      29        60        162        158
 Other non interest expense          284       200        445        381
                                --------  --------   --------   --------
    Total non interest expenses      925       785      1,787      1,591

Net income  before taxes             429       397        825        709
                                --------  --------   --------   --------
Income tax expense                   167       153        323        271
                                --------  --------   --------   --------
    Net income                  $    262 $     244   $    502   $    438
                                ======== =========   ========   ========
Net income per share-basic      $   0.38 $    0.35   $   0.72   $   0.63
                                ======== =========   ========   ========
Net income per share-diluted    $   0.36 $    0.33   $   0.68   $   0.60
                                ======== =========   ========   ========
Average shares outstanding -
 basic                           692,993   690,285    692,499    690,323
                                ======== =========   ========   ========
Average shares outstanding -
 diluted                         735,752   735,507    735,629    735,507
                                ======== =========   ========   ========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ending June 30, 1998 and June 30, 1997 (Unaudited) (Dollars in thousands)

                Common    Common  Addi-    Common Retained Accumu-   Total
                Shares    Stock   tional   Stock  Earnings lated     Stock-
                                  Paid-in  Sub-            Other     holders'
                                  Capital  scribed         Compre-   Equity
                                                           hensive
                                                           Income
                                                           (Loss)
Balances at
 December 31,
 1996           627,587    $ 6    $5,441    $0     $1,609   $(10)    $7,046

Issuance of
 62,736 shares
 of stock for
 10% stock
 dividend        62,736      1       815             (816)                -

Comprehensive
income:

Net income                                            438               438

Other compre-
 hensive
 income (loss)
 net of tax:

Unrealized loss
 on securities
 available for
 sale                                                          3          3
                                                                         --
Comprehensive
 income                                                                 441
                                                                        ---
Balances at
 June 30,
 1997           690,323    $ 7    $6,256    $0     $1,231   $( 7)    $7,487

Balances at
 December 31,
 1997           690,323    $ 7    $6,249    $0     $1,740   $(15)    $7,981

Comprehensive
 income:

Net income                                            502               502

Other compre-
 hensive
 income, net
 of tax:

Unrealized
 gain on
 securities
 available
 for sale                                                      14        14
                                                                         --
Comprehensive
 income                                                                 516
                                                                        ---
Common stock
 subscribed                                  2,481                    2,481

Stock options
 exercised        3,892      -        38                                 38

Balances at
 June 30,
 1998           694,215    $ 7    $6,287    $2,481 $2,242   $( 1)    $11,016
                =======    ===    ======    ====== ======   ====     =======

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
June 30, 1998 and 1997 (unaudited)
(Dollars in thousands)

                                                    Six months   Six months
                                                         Ended        Ended
                                                       6/30/98      6/30/97
                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $    502     $    438
Adjustments to reconcile net income to cash
    provided by operating activities:
Amortization of deferred loan fees and discounts
Provision for loan losses                                 (21)         (14)
Depreciation and amortization                              97           60
Deferred income taxes                                     130          115
Decrease in interest receivable                             9            7
Decrease (increase) in other assets                        45           (9)
Originations of loans sold to investors                  (442)        (296)
Proceeds from sales of loans to investors             (12,525)      (4,144)
Disbursements of loans serviced for others             12,525        4,144
Receipts of loans serviced for others                  (1,459)        (700)
(Increase) decrease in real estate loans held for
 sale                                                   1,381          706
Increase in accrued interest payable                     (655)         179
Decrease in expenses payable                               64           60
Increase (decrease) in other liabilities                  (21)         (70)
Net cash provided by operating activities                 180           (1)
                                                     --------     --------
                                                         (190)         475
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale              (1,982)          27
Principal repayments of mortgage-backed securities        200          200
Loans originated or acquired, net                         973       (4,242)
Proceeds from the sale of foreclosed real estate           46          112
Capital expenditures                                     (286)        (277)
                                                     --------     --------
    Net cash used for investing activities             (1,049)      (4,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in non interest-bearing
 demand accounts                                        1,378          100
Increases in Now, Money Market and
  Savings accounts                                      5,377        1,143
Increase (decrease) in certificates of deposit, net     2,409         (430)
Proceeds from Federal Home Loan Bank advances           5,000        6,750
Repayment of Federal Home Loan Bank advances           (5,750)      (7,550)
Increase in amounts due to depository institutions        767           98
Increase in advances from borrowers for taxes
  and insurance                                            76           60
Common stock subscribed                                 2,481            0
Proceeds from stock options exercised                      38            0
                                                     --------     --------
Net cash provided by financing activities              11,776          171
                                                     --------     --------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   10,537       (3,534)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          6,096        7,871
                                                     --------     --------
CASH AND CASH EQUIIVALENTS, END OF PERIOD            $ 16,633     $  4,337
                                                     ========     ========
CASH PAID DURING THE PERIOD:
    Interest paid on deposits and borrowings         $  1,630     $  1,644
                                                     ========     ========
    Income tax paid                                  $    300     $    262
                                                     ========     ========

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

2. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim consolidated financial statements, including related notes, should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 appearing in the 1997 Annual Report of FirstBancorporation, Inc. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Basic earnings per common share are calculated on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per common share include stock options which have been granted but not exercised.

4. Loan Commitments - At June 30, 1998, the Bank had total unused loan commitments outstanding of $13,304,000 which were comprised of construction and commercial unfunded lines of $6,288,000, unfunded consumer lines of credit of $6,858,000 and letters of credit issued totaling $158,000. In the normal course of business, the Bank issues loan commitments to customers at market rates of interest. The Bank's general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At June 30, 1998, all fixed rate residential loan commitments were covered by commitments from investors for sale.

5. Statement of Ca sh Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

6. FirstBank of the Midlands, in organization - On August 20, 1997 the Company's Board of Directors approved the sponsorship of a new national bank, FirstBank of the Midlands, (FBM) to be located in Columbia, South Carolina, subject to regulatory approval. The Company has received all regulatory approvals subject to final preopening inspections by the Office of the Comptroller of the Currency. The Company expects to acquire all of the common stock of FBM for $5.0 million. The acquisition of FBM's common stock is expected to be funded with the sale of approximately $3.5 million of additional common stock of the Company and a loan from an unaffiliated commercial bank for the remainder. The transaction is expected to be completed in the third quarter of 1998.

7. As of June 30, 1998 $2,481,000 in common stock subscriptions had been received. These subscription funds are maintained in an escrow account by the Company and are shown in the equity section of the balance sheet as "Common stock subscribed". The subscription offering was closed on August 7, 1998 with a total of 193,422 shares and $3,481,596 raised. The terms of the stock offering require that final regulatory approval for the new bank be granted before the release of the funds to the Company and the issuance of the additional shares of common stock. Should this condition not be met, the stock offering will be withdrawn and all subscription funds will be returned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

Comparison of Financial Condition at June 30, 1998 and December 31, 1997

     Total assets increased from $91.7 million at December 31, 1997 to $104.2 million at June 30, 1998. Loans receivable, net, decreased from $80.1 million at December 31, 1997 to $79.0 million at June 30, 1998 primarily as a result of mortgage loan repayments and prepayments. Cash and cash equivalents increased from $6.1 million at December 31, 1997 to $16.6 million at June 30, 1998. Total deposits increased 10.6% from $77.5 million at December 31, 1997 to $86.6 million at June 30, 1998 primarily as a result of increases in NOW, savings and money market accounts of $5.4 million, non interest demand accounts of $1.3 million and certificate accounts of $2.4 million. FHLB borrowings decreased by $.8 million to $4,300,000 at June 30, 1998 as a result of the increase in deposits and loan repayments. Total stockholders' equity increased 38.0% from $8.0 million at December 31, 1997 to $11.0 million at June 30, 1998 as a result of retained net income of $502,000, proceeds of $38,000 received from the exercise of stock options (2,425 shares at an exercise price of $10.85 per share and 1,467 shares at $8.18 per share) and the receipt of $2,481,000 of stock subscription proceeds. See Note 7 of "Notes to Consolidated Financial Statements" for discussion of stock subscription proceeds.

Comparison of Operations for the Three Months Ended June 30, 1998 and 1997

     Net Income. Net income increased 7.2% from $244,000 for the three months ended June 30, 1997 ($0.35 per basic earnings per common share and $0.33 per share on a diluted basis) to $262,000 for the three months ended June 30, 1998 ($0.38 per basic earnings per common share and $0.36 per share on a diluted basis) primarily as a result of a $135,000 increase in non-interest income and a $59,000 increase in net interest income.

     Net Interest Income. Net interest income increased from $1.0 million for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998. The Bank's interest rate spread increased from 4.08% for the three months ended June 30, 1997 to 4.21% for the same period in 1998 as the average yield on interest-earning assets decreased from 8.69% for the three months ended June 30, 1997 to 8.63% for the comparative period in 1998 while the average rate paid on interest-bearing liabilities decreased from 4.61% for the three months ended June 30, 1997 to 4.42% for the same period in 1998.

     Interest income increased slightly from $1,890,000 for the three months ended June 30, 1997 to $1,935,000 for the three months ending June 30, 1998. Interest expense decreased slightly from $876,000 for the three months ended June 30, 1997 to $862,000 for the same period in 1998 primarily as a result of lower average borrowings outstanding.

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

     The provision for loan losses increased from $30,000 for the three months ended June 30, 1997 to $52,000 for the three months ended June 30, 1998. Management deemed the increase necessary because of the increase in nonaccrual loans from $429,000 at December 31, 1997 to $532,000 at June 30, 1998. At
June 30, 1998, the Bank's allowance for loan losses as a percent of total loans was 1.04%.

     Noninterest Income. Noninterest income increased from $198,000 for the three months ended June 30, 1997 to $333,000 for the same period in 1998 primarily as a result of a $31,000 increase in service charges attributable to an increased number of deposit accounts, an $83,000 increase in gains on sale of loans held-for-sale, and a $12,000 increase in gain on mortgage servicing rights.

     Noninterest Expenses. Noninterest expenses increased 17.8% from $785,000 for the three months ended June 30, 1997 to $925,000 for the three months ended June 30, 1998 primarily as a result of a $78,000 increase in compensation expense related to salary expense associated with the New Bank and general salary increases and a $9,000 increase in occupancy expense attributable to rent increases on the Bank's main office lease and expenses related to quarters for the New Bank.

     Provision for Income Taxes. The Company pays Federal corporate income taxes and South Carolina bank taxes. The provision for income taxes increased from $153,000 for the three months ended June 30, 1997 to $167,000 for the three months ended June 30, 1998 as a result of higher income before income taxes.

Comparison of Operations for the Six Months Ended June 30, 1998 and 1997

     Net Income. Net income increased 14.6% from $438,000 for the six months ended June 30, 1997 ($0.63 per basic earnings per common share and $0.60 per share on a diluted basis) to $502,000 for the six months ended June 30, 1998 ($0.72 per basic earnings per common share and $0.68 per share on a diluted basis) primarily as a result of a $213,000 increase in non-interest income, a $136,000 increase in net interest income and a $196,000 increase in non interest expense.

     Net Interest Income. Net interest income increased from $2.0 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998.

     Interest income increased to $3.8 million for the six months ended June 30, 1998 from $3.7 million for the same period in 1997. Interest expense decreased from $1,705,000 for the six months ended June 30, 1997 to $1,694,000 for the same period in 1998 primarily as a result of more transaction accounts in the deposit mix and lower average borrowed funds outstanding.

     Provision for Loan Losses. The provision for loan losses increased from $60,000 for the six months ended June 30, 1997 to $97,000 for the six months ended June 30, 1998.

     Noninterest Income. Noninterest income increased 57.7% from $369,000 for the six months ended June 30, 1997 to $582,000 for the same period in 1998 primarily as a result of a $65,000 increase in service charges attributable to an increased number of deposit accounts, a $101,000 increase in gains on sale of loans held-for-sale attributable to higher volumes of loans sold, and a $26,000 increase in gain on mortgage servicing rights attributable to increased loans sold with servicing retained.

     Noninterest Expenses. Noninterest expenses increased 6.8% from $1,591,000 for the six months ended June 30, 1997 to $1,797,000 for the six months ended June 30, 1998 primarily as a result of a $110,000 increase in compensation expense related to salary expense associated with the New Bank and general salary increases , a $18,000 increase in occupancy expense attributable to rent increases on the Bank's main office lease and expenses related to quarters for the New Bank, and a $64,000 increase in other expenses primarily related to the startup of the Columbia bank.

     Provision for Income Taxes. The Company pays Federal corporate income axes and South Carolina bank taxes. The provision for income taxes increased from $271,000 for the six months ended June 30, 1997 to $323,000 for the six months ended June 30, 1998 as a result of higher income before income taxes.

Asset/Liability and Liquidity Management

Interest Sensitivity Position     Year       Year    Year 4
June 30, 1998                       1        2-3     thru 7   Year 8+   Total
(Dollars in thousands)

Interest-earning assets:
Loans and loans held for sale    $ 46,324  $21,653   $5,940  $ 7,233  $81,150
GNMA MBSs                           1,223        0        0        0    1,223
Overnight and other investments    13,913        0        0      130   14,043
                                 --------  -------   ------  -------  -------
  Total interest-earning assets    61,460   21,653    5,940    7,363   96,416

Interest-bearing liabilities:
Deposits                           72,054    6,206      314        0   78,574
FHLB borrowings                         0    1,300    3,000        0    4,300
                                 --------  -------   ------  -------  -------
  Total interest-bearing
   liabilities                     72,054    7,506    3,314        0   82,874

Asset (liability) gap position   ($10,594) $14,147   $2,626  $ 7,363  $13,542
                                 ========  =======   ======  =======  =======
Cumulative gap position          ($10,594) $ 3,553   $6,179  $13,542
                                 ========  =======   ======  =======
Cumulative Gap to Total Earning
  Assets                           (11.0%)     3.7%     6.4%    14.0%
                                 ========  =======   ======  =======
(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.
(2) NOW, money market and savings accounts are considered interest-sensitive.
(3) Regular savings, NOWs and money market accounts are considered to reprice in the 1 -year period.

     As of June 30, 1998, the Bank's interest-earning assets that reprice within one year totaled $61,460,000 while interest-bearing liabilities repricing within one year totaled $72,054,000 This resulted in a negative gap position of $10,594,000 or 11.0% of total interest-earning assets.

YIELDS EARNED AND RATES PAID

     The following table is a comparison of the three months ended June 30, 1998 and 1997.

Average balances and yields earned versus rates paid
Quarter ended June 30, 1998 compared to 1997
(Dollars in thousands)

                        Average          Interest Earned      Annualized
                        Balance              or Paid          Yield/Rate
                                  For the quarter ended June 30,
                    1998       1997      1998      1997     1998      1997
                    ----       ----      ----      ----     ----      ----
Assets:
Interest-earning
 assets
Loans              $81,165    $82,943    $1,815    $1,826    8.95%    8.80%
Investments          8,523      4,047       120        64    5.63%    6.37%
                   -------    -------    ------    ------    ----     ----
 Total earning
  assets/
  Income earned     89,688     86,990     1,935     1,890    8.63%    8.69%
Non-earning assets   5,424      5,429
                   -------    -------
  Total assets     $95,112    $92,419
                   =======    =======
Liabilities:
Interest-bearing
 deposits          $77,231    $71,175    $  845    $  800    4.38%    4.49%
Borrowings           1,113      5,097        17        76    6.30%    5.99%
                   -------    -------    ------    ------    ----     ----
Interest-bearing
 deposits and
 borrowings/
 expense            78,344     76,272       862       876    4.42%    4.61%
Non-interest-
 bearing
 liabilities         8,374      8,843
Stockholders'
 equity              8,394      7,304
                   -------    -------
Total Liabilities
 and Stockholders'
 equity            $95,112    $92,419
                   =======    =======
Net interest
 income
Interest Rate
 Spread (1)                              $1,073    $1,014
                                         ======    ======
Net yield on
 average interest-
 earning
 assets (1)                                                  4.21%    4.08%

                                                             4.88%    4.66%

(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest-bearing liabilities. Net yield on average interest-earning assets is net interest income divided by total interest-earning assets.

     Net interest income increased by $59,000 during the current year's quarter as a result of the combined effects of a greater net interest rate spread and a higher volume of interest earning assets. Yield on interest earning assets decreased by .06% during the current year's quarter and the rate paid on interest bearing liabilities decreased by .19% resulting in an increase in the net interest rate spread of .13% over the same period last year. Total average interest earning assets increased by $2,789,000 while interest bearing liabilities increased by $2,072,000 from first quarter 1997.

CAPITAL RESOURCES

For regulatory purposes, the Bank is required to maintain a minimum of level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the Bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity of the Bank to be reduced below its capital requirements. As of June 30, 1998, the Bank met all of its risk-based capital requirements and met the definition of a "well capitalized institution" under the OCC's regulation entitled Prompt and Corrective Action.

The Company's and FirstBank's actual capital ratios are presented in the following table:

At June 30, 1998                     Amount               Ratio

Tier 1 Capital ( to
Average Assets):

Consolidated                         $8,431                8.86%
FirstBank                             7,795                8.25

Tier 1 Capital (to
Risk Weighted Assets):
Consolidated                          8,431               12.82
FirstBank                             7,795               11.97

Total Capital (to
Risk Weighted Assets):

Consolidated                          9,245               14.24
FirstBank                             8,609               13.22

     For the capital amounts and ratios above, "Common stock subscribed" as shown in the equity section of the balance sheet, has been excluded since final regulatory approval for opening the new bank is a condition of closing the stock sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the annual shareholders meeting held on April 23, 1998 shareholders approved the election of directors of the Holding Company. Colden R. Battey, Jr., Russell L. Jeter and James D. Neighbors were elected for a three year term.

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

                                           FirstBancorporation, Inc.



DATED: August 12, 1998                     /s/ James A. Shuford, III
                                           ---------------------------------
                                           James A. Shuford, III
                                           Chief Executive Officer



DATED: August 12, 1998                     /s/ James L. Pate, III
                                           ---------------------------------
                                           James L. Pate, III
                                           Chief Financial Officer