Form 10QSB
period 1998-09-30
FIRSTBANCORPORATION INC
filed 1998-11-13
CIK 1011588

United States
                   Securities and Exchange Commission
                        WASHINGTON, D.C.   20549


                               FORM 10-QSB

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---                SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED September 30, 1998

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ----------
                    Commission file number 0-28106
                                           -------
                        FirstBancorporation, Inc.
                        -------------------------
         (Exact name of registrant as specified in its charter)

            South Carolina                         57-1033905
 ---------------------------------       ---------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
                     incorporation or organization)

   1121 Boundary Street P.O. Box 2147, Beaufort, S.C.      29901-2147
   --------------------------------------------------      ----------
       (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code     843-521-5600
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

The number outstanding shares of the issuer's $.01 par value common stock as of November 5, 1998 is 887,637.

                             INDEX FORM 10-QSB

                                    Part I

                                                                      Page
Item 1. Consolidated Financial Statements and Related Notes----------- 3-7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ---------------------------------- 8-12

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

     Signatures ------------------------------------------------------- 15

Exhibit 27. Financial data schedule------------------------------------ 16

ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES

BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                     AT SEPTEMBER 30,     AT DECEMBER 31,
                                     1998                 1997

ASSETS
Cash and amounts due from banks      $  2,722             $ 4,127
Interest bearing overnight deposits    13,326               1,969
Securities available-for-sale           4,031               2,182
Loans available-for-sale                1,899                 676
Loans                                  79,807              80,792
     Less allowance for loan losses      (843)               (728)
                                     --------             -------
        Net loans                      78,964              80,064
                                     --------             -------
Premises and equipment                  1,901               1,288
Accrued interest receivable               540                 556
Real estate owned-acquired through
  foreclosure                              23                 127
Deferred organizational costs             131                 123
Deferred tax assets                       291                 264
Other assets                              396                 323
                                     --------             -------
    Total assets                     $104,224             $91,699
                                     ========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                         $ 83,783             $77,462
    Federal Home Loan Bank advances     4,300               5,050
    Other borrowed funds                2,100                   0
    Amounts due to depository
      institutions                        638                 305
    Advances from borrowers for
     taxes and insurance                  160                  55
    Accrued interest payable              276                 208
    Expenses payable                      177                 173
    Other liabilities                     682                 465
                                     --------             -------
        Total liabilities            $ 92,116             $83,718
                                     --------             -------
Stockholders' Equity
 Preferred stock - $.01 par value;
   shares authorized - 1,000,000,
   issued and outstanding - none
Common stock - $.01 par value;
 shares authorized - 3,000,000,
 issued and outstanding - 887,637
 - 9/30/98; 690,323 - 12/31/97.      $      9                   7
Additional paid-in capital              9,657               6,249
Accumulated other comprehensive
 loss:  Unrealized loss on
 securities available-for-sale,
 net of applicable deferred income
 taxes                                    (14)                (15)
Retained earnings                       2,456               1,740
                                     --------             -------
    Total stockholders' equity       $ 12,108             $ 7,981
                                     --------             -------

    Total liabilities and
     stockholders' equity            $104,224             $91,699
                                     ========             =======

CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   THREE     THREE      NINE       NINE
                                   MONTHS    MONTHS     MONTHS     MONTHS
                                   ENDED     ENDED      ENDED      ENDED
                                   9/30/98   9/30/97    9/30/98    9/30/97
                                   -------   -------    -------    -------
Interest income
 Interest on mortgage loans        $1,052     $1,196     $3,162     $3,674
 Interest on other loans              806        688      2,273      1,776
 Interest on investments              247         67        440        196
                                   ------     ------     ------     ------
    Total interest income           2,105      1,951      5,875      5,646

Interest expense
 Interest on deposits                 844        821      2,489      2,398
 Interest on FHLB advances             74         46        123        173
                                   ------     ------     ------     ------
    Total interest expense            918        867      2,612      2,571

Net interest income                 1,187      1,084      3,263      3,075
                                   ------     ------     ------     ------
Provision for loan losses              45         60        142        120
                                   ------     ------     ------     ------
Net interest income after
 provision for loan losses          1,142      1,024      3,121      2,955

Non interest income
 Service charges on deposit
  accounts                            156        157        481        417
 Other non interest income            102         83        410        192
                                   ------     ------     ------     ------
   Total non interest income          258        240        891        609

Non interest expenses
 Compensation and benefits            470        419      1,386      1,224
 Occupancy                            214        131        478        378
 Data processing                       33         29         95        237
 Other non interest expense           340        239        885        549
                                   ------     ------     ------     ------
    Total non interest expenses     1,057        818      2,844      2,388

Net income  before taxes              343        446      1,168      1,176
                                   ------     ------     ------     ------
Income tax expense                    129        170        452        448
                                   ------     ------     ------     ------
    Net income                     $  214     $  276     $  716     $  728
                                   ======     ======     ======     ======
Net income per  share-basic        $ 0.28     $ 0.40     $ 1.00     $ 1.05
                                   ======     ======     ======     ======
Net income per share-diluted       $ 0.27     $ 0.38     $ 0.95     $ 1.00
                                   ======     ======     ======     ======

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                            Common    Common  Addi-  Retained Accumu- Total
                            shares    Stock   tional Earnings lated   Stock-
                                              Paid-           Other   holders'
                                              in              Compre- Equity
                                              Capital         hensive
                                                              Income
                                                              (Loss)
Balances at December 31,
1996                        627,587   $ 6   $5,441   $1,609   $(10)   $7,046

Issuance of 62,736 shares
of stock for 10% stock
dividend                     62,736     1      815     (816)               -

Comprehensive income:
  Net income                                            728              728

Other comprehensive
income (loss) net of
tax:

Unrealized loss on
securities available
for sale                                                  2                2
                                                                      ------
Comprehensive income                                                     726
                                                                      ------
Balances at September 30,
1997                        690,323   $ 7   $6,256   $1,507   $( 8)   $7,762

Balances at December 31,
1997                        690,323   $ 7   $6,249   $1,740   $(15)   $7,981

Comprehensive income:
  Net income                                            716              716

Other comprehensive
income, net of tax:

Unrealized gain on
securities available
for sale                                                         1         1
                                                                      ------
Comprehensive income                                    716      1       717
                                                                      ------
193,422 shares of
common stock issued at
$18.00 per share            193,422     2    3,480                     3,482

Stock offering costs                          (110)                     (110)

Stock options                 3,892     -       38                        38
exercised

Balances at September 30,
1998                        887,637   $ 9   $9,657   $2,456   $(14)   $12,108
                            =======   ===   ======   ======   ====    =======

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED
SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                                           Nine months           Nine months
(DOLLARS IN THOUSANDS)                           Ended                 Ended
                                               9/30/98               9/30/97
                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $    716               $   728
Adjustments to reconcile net income to cash
    provided by operating activities:
Provision for loan losses                          142                   120
Depreciation and amortization                      224                   193
Decrease(increase) in interest receivable           16                   (78)
Decrease (increase) in other assets                201                  (279)
Originations of loans sold to investors        (19,285)               (6,644)
Proceeds from sales of loans to investors       19,285                 6,780
Disbursements of loans serviced for others      (2,569)               (1,787)
Receipts of loans serviced for others            2,494                 2,103
(Increase) decrease in real estate loans
 held for sale                                  (1,223)                  179
Increase in accrued interest payable                68                   108
Decrease in expenses payable                        (4)                  (70)
Increase (decrease) in other liabilities           (58)                 (316)
                                              --------               -------
Net cash provided by operating activities            7                 1,037

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale       (4,257)                  (94)
Maturities and repayments of securities
 available for sale                              2,408                   405
Loans originated or acquired, net                  984                (1,094)
Proceeds from the sale of foreclosed
 real estate                                       104                   112
Capital expenditures                              (813)                 (321)
                                              --------               -------
    Net cash used for investing activities      (1,574)                 (992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in non interest-bearing
 demand accounts                                   414                   364
Increases in Now, Money Market and
 Savings accounts                                6,606                   982
Increase (decrease) in certificates of
 deposit, net                                     (699)                  107
Proceeds from Federal Home Loan Bank advances    5,000                10,250
Repayment of Federal Home Loan Bank advances    (5,750)              (12,950)
Proceeds from long term debt                     2,100                     0
Increase in amounts due to depository
 institutions                                      333                  (102)
Increase in advances from borrowers for taxes
 and insurance                                     105                    81
Common stock subscribed, net of offerning costs  3,372                     0
Proceeds from stock options exercised               38                     0
                                              --------               -------
Net cash provided by financing activities       11,519                (1,268)
                                              --------               -------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                             9,952                (1,223)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   6,096                 7,871
                                              --------               -------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 16,048               $ 6,648
                                              ========               =======
CASH PAID DURING THE PERIOD:
    Interest paid on deposits and borrowings  $  2,544               $ 2,463
                                              ========               =======
    Income tax paid                           $    597               $   441
                                              ========               =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On October 31, 1995, FirstBank, N.A. ("Bank"), (formerly The Savings Bank of Beaufort County, FSB) reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. ("Company"). As a result of the reorganization, each issued and outstanding share of common stock, $5.00 par value per share, of the Bank was converted into one share of common stock, $.01 par value per share, of the Company. On September 1, 1998 the Company opened FirstBank of the Midlands, N.A.(FBM) after receiving all regulatory approvals. The Company's principal business is its investment in the two banks.

2. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim consolidated financial statements, including related notes, should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 appearing in the 1997 Annual Report of FirstBancorporation, Inc. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Basic earnings per common share are calculated on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per common share include stock options which have been granted but not exercised. Average basic shares outstanding for the three and nine month periods of 1998 totaled 757,287 shares and 714,383 shares respectively. Average diluted shares outstanding for the three and nine month periods of 1998 totaled 798,804 and 757,161 shares respectively.

4. Loan Commitments - At September 30, 1998, the Bank had total unused loan commitments outstanding of $12,625,000 which were comprised of construction and commercial unfunded lines of $5,650,000, unfunded consumer lines of credit of $6,954,000 and letters of credit issued totaling $21,000. In the normal course of business, the Bank issues loan commitments to customers at market rates of interest. The Company's general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At September 30, 1998, all fifteen to thirty year fixed rate residential loan commitments were covered by commitments from investors for sale.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

6. FirstBank of the Midlands, N.A. was granted regulatory authority to open for business on September 1, 1998. FBM is located at 1900 Assembly Street, Columbia, South Carolina. The Company acquired all of the common stock of FBM for $5.0 million. The acquisition of FBM's common stock was funded from the proceed of the sale of additional common stock of the Company and a loan with an unaffiliated commercial bank.

7. On August 31, 1998 proceeds from the common stock offering were released to the Company which increased the number of shares outstanding to 887,637. Gross proceeds from the subscription offering totaled $3,481,596. 1998 stock offering costs which were deducted from capital in connection with this offering totaled $109,000. In 1997, $7,000 of stock offering costs were recorded.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

     Total assets increased from $91.7 million at December 31, 1997 to $104.2 million at September 30, 1998. Loans receivable, net, decreased from $80.1 million at December 31, 1997 to $79.0 million at September 30, 1998 primarily as a result of mortgage loan repayments and prepayments. Cash and cash equivalents increased from $6.1 million at December 31, 1997 to $16.0 million at September 30, 1998. Total deposits increased 8.2% from $77.5 million at December 31, 1997 to $83.9 million at September 30, 1998 primarily as a result of increases in NOW, savings and money market accounts of $6.6 million, increases in non interest demand accounts of $.4 million and decreases in certificate accounts of $.7 million. FHLB borrowings decreased by $.8 million to $4,300,000 at September 30, 1998 as a result of the increase in deposits and loan repayments. Long term borrowings increased by $2.1 million in order to contribute capital towards FirstBank of the Midlands, N.A. Total stockholders' equity increased 38.0% from $8.0 million at December 31, 1997 to $12.1 million at September 30, 1998 as a result of retained net income of $716,000, proceeds of $38,000 received from the exercise of stock options (2,425 shares at an exercise price of $10.85 per share and 1,467 shares at $8.18 per share) and the receipt of $3,373,000 of net stock subscription proceeds. See Note 7 of "Notes to Consolidated Financial Statements" for discussion of stock subscription proceeds.

Comparison of Operations for the Three Months Ended September 30, 1998 and
1997

     Net Income. Net income decreased 22.5% from $276,000 for the three months ended September 30, 1997 ($0.40 per basic earnings per common share and $0.38 per share on a diluted basis) to $215,000 for the three months ended September 30, 1998 ($0.28 per basic earnings per common share and $0.27 per share on a diluted basis) primarily as a result of a $239,000 increase in non interest expenses which were primarily the result of start up costs of FBM. These were offset by a $85,000 increase in non-interest income and a $36,000 increase in net interest income.

     Net Interest Income. Net interest income remained stable at $1.2 million for the three months ended September 30, 1998 versus $1.1 million for
the third quarter of 1997.   The Company's interest rate spread decreased from
4.39% for the three months ended September 30, 1997 to 4.08% for the same period in 1998 as the average yield on interest-earning assets decreased from 9.01% for the three months ended September 30, 1997 to 8.61% for the comparative period in 1998 while the average rate paid on interest-bearing liabilities decreased from 4.63% for the three months ended September 30, 1997 to 4.53% for the same period in 1998.

     Interest income increased from $1,951,000 for the three months ended September 30, 1997 to $2,105,000 for the three months ending September 30, 1998. Interest expense increased from $867,000 for the three months ended September 30, 1997 to $918,000 for the same period in 1998 primarily as a result of higher average deposits and borrowings outstanding.

     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable known and inherent loan losses based on management's evaluation of the collectible of the loan portfolio. In determining the adequacy of the allowance for loan losses, management considers past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary as a result of changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level that management considers as adequate to provide for probable known and inherent losses, there can be no assurance that further additions will not be made to the allowance for loan losses or that actual losses will not exceed the estimated amounts.

     The provision for loan losses decreased from $60,000 for the three months ended September 30, 1997 to $45,000 for the three months ended September 30, 1998. Management deemed the decrease necessary because of the decrease in nonaccrual loans from $429,000 at December 31, 1997 to $204,000 at September 30, 1998 and lower expected losses in specifically cited delinquent loans. At September 30, 1998, the Company's allowance for loan losses as a percent of total loans was 1.06%.

     Noninterest Income. Noninterest income increased from $240,000 for the three months ended September 30, 1997 to $258,000 for the same period in 1998 primarily as a result of increased gains on sale of loans sold.

     Noninterest Expenses. Noninterest expenses increased 17.8% from $818,000 for the three months ended September 30, 1997 to $1,057,000 for the three months ended September 30, 1998 primarily as a result of a $51,000 increase in compensation expense related to salary expense associated with FBM and general salary increases and a $83,000 increase in occupancy expense attributable to rent increases on the Beaufort main office lease and expenses related to quarters for the FBM.

     Provision for Income Taxes. The Company pays Federal corporate income taxes and South Carolina bank taxes. The provision for income taxes decreased from $170,000 for the three months ended

September 30, 1997 to $129,000 for the three months ended September 30, 1998 as a result of lower income before income taxes.

Comparison of Operations for the Nine months Ended September 30, 1998 and 1997

     Net Income. Net income decreased 1.6% from $728,000 for the nine months ended September 30, 1997 ($1.05 per basic earnings per common share and $1.00 per share on a diluted basis) to $716,000 for the nine months ended September 30, 1998 ($1.00 per basic earnings per common share and $0.95 per share on a diluted basis) primarily as a result of a $456,000 increase in non-interest expense. this was offset by a $188,000 increase in net interest income and a $282,000 increase in non interest income.

     Net Interest Income. Net interest income increased from $3.1 million for the nine months ended September 30, 1997 to $3.3 million for the nine months ended September 30, 1998.

     Interest income increased to $5,875,000 for the nine months ended September 30, 1998 from $5,646,000 for the same period in 1997 as a result of higher levels on investments outstanding. Interest expense increased from $2,571,000 for the nine months ended September 30, 1997 to $2,612,000 for the same period in 1998 primarily as a result of higher levels of deposits outstanding.

     Provision for Loan Losses. The provision for loan losses increased from $120,000 for the nine months ended September 30, 1997 to $142,000 for the nine months ended September 30, 1998.

     Noninterest Income. Noninterest income increased 46.3% from $609,000 for the nine months ended September 30, 1997 to $891,000 for the same period in 1998 primarily as a result of a $64,000 increase in service charges attributable to an increased number of deposit accounts, a $162,000 increase in gains on sale of loans held-for-sale attributable to higher volumes of loans sold, and a $22,000 increase in gain on mortgage servicing rights attributable to increased loans sold with servicing retained.

     Noninterest Expenses. Noninterest expenses increased 19.1% from $2,388,000 for the nine months ended September 30, 1997 to $2,844,000 for the nine months ended September 30, 1998 primarily as a result of a $162,000 increase in compensation expense related to salary expense associated with the New Bank and general salary increases , a $100,000 increase in occupancy expense attributable to rent increases on the Bank's main office lease and expenses related to quarters for the FBM, and a $205,000 increase in other expenses primarily related to the startup of the Columbia bank.

     Provision for Income Taxes. The Company pays Federal corporate income taxes and South Carolina bank taxes. The provision for income taxes remained relatively stable at $448,000 for the nine months ended September 30, 1997 versus $452,000 for the nine months ended September 30, 1998 as a result of similar income before income taxes in both periods.

ASSET/LIABILITY AND LIQUIDITY MANAGEMENT

INTEREST SENSITIVITY POSITION
SEPTEMBER 30, 1998                             Years 4
                            Year 1   Year 2-3  thru 7     Year 8+   Total
(Dollars in thousands)

Interest-earning assets:
Loans and loans held for
  sale                      $49,643   $18,341   $ 7,601   $ 6,021   $81,606
GNMA MBSs                     1,097         0         0         0     1,097
Overnight and other
  investments                16,080         0         0       280    16,360
                            -------   -------   -------   -------   -------
    Total interest-
    earning assets           66,820    18,341     7,601     6,301    99,063

Interest-bearing liabilities:
Deposits                     52,926    16,531     5,826         0    75,283
FHLB borrowings/long
 term debt                    2,200     1,200     3,000         0     6,400
                            -------   -------   -------   -------   -------
    Total interest-bearing
     liabilities             55,126    17,731     8,826         0    81,683

Asset (liability) gap
 position                   $11,694   $   610   ($1,225)  $ 6,301   $17,380
                            =======   =======   =======   =======   =======
Cumulative gap position     $11,694   $12,304   $11,079   $17,380
                            =======   =======   =======   =======
Cumulative Gap to Total
 Earning Assets                11.8%     12.4%     11.2%     17.5%
                            =======   =======   =======   =======

(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.

(2) Now, regular savings and money marketings accounts are considered interest-sensitive.

     As of September 30, 1998, the Company's interest-earning assets that reprice within one year totaled $66,820,000 while interest-bearing liabilities repricing within one year totaled $55,126,000 This resulted in a positive gap position of $11,694,000 or 11.8% of total interest-earning assets.

YIELDS EARNED AND RATES PAID

     The following table is a comparison of the three months ended September 30, 1998 and 1997.

AVERAGE BALANCES AND YIELDS EARNED VERSUS RATES PAID
QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO 1997
(Dollars in thousands)
                            Average         Interest Earned     Annualized
                            Balance             or Paid         Yield/Rate
                                For the quarter ended September 30,
                        1998      1997      1998      1997     1998    1997
                        ----      ----      ----      ----     ----    ----
Assets:
Interest-earning
 assets
Loans                $ 80,626   $ 82,830   $1,858    $1,884    9.22%   9.10%
Investments            17,229      3,750      247        67    5.74%   7.15%
                     --------   --------   ------    ------    ----    ----
 Total earning
  assets/
  Income earned        97,855     86,580    2,105     1,951    8.61%   9.01%
Non-earning assets      6,036      5,441
                     --------   --------
    Total assets     $103,891   $ 92,021
                     ========   ========

Liabilities:
Interest-bearing
 deposits            $ 76,349   $ 72,206   $  844    $  821    4.42%   4.55%
Borrowings              5,000      2,973       74        46    5.93%   6.21%
                     --------   --------   ------    ------    ----    ----
Interest-bearing
deposits and
borrowings/expense     81,349     75,179      918       867    4.53%    4.63%
Non-interest-bearing
 liabilities           12,665      9,207
Stockholders' equity    9,878      7,635
                     --------   --------
Total Liabilities
 and Stockholders'
 equity              $103,891   $ 92,021
                     ========   ========
Net interest income                        $1,187    $1,084
                                           ======    ======
Interest Rate Spread (1)                                       4.08%    4.39%
Net yield on average
 interest-earning
 assets (1)                                                    4.85%    5.01%

(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest-bearing liabilities. Net yield on average interest-earning assets is net interest income divided by total interest-earning assets.

         Net interest income increased by $154,000 during the current year's quarter as a result of the of a higher volume of interest earning assets. Yield on interest earning assets decreased by .40% during the current year's quarter and the rate paid on interest bearing liabilities decreased by .20% resulting in an decrease in the net interest rate spread of .21% over the same period last year. Total average interest earning assets increased by $11,275,000 primarily as result of a higher volume of overnight investments while interest bearing liabilities increased by $6,170,000 from third quarter 1997.

CAPITAL RESOURCES

For regulatory purposes, each of the Company's banks is required to maintain a minimum of level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the each bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. A bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity to be reduced below its capital requirements. As of September 30, 1998, both banks met all of risk-based capital requirements and met the definition of a "well capitalized institution" under the OCC's regulation entitled Prompt and Corrective Action.

The Company's and subsidiary banks' actual capital ratios are presented in the following table:

At September 30, 1998                      Amount             Ratio

Tier 1 Capital ( to
Total Assets):

Consolidated                              $12,001             12.4%
FirstBank, N.A.                             7,803              7.9
FirstBank of the Midlands, N.A.             4,821             81.7

Tier 1 Capital (to
Risk Weighted Assets):
Consolidated                              $12,001             18.3%
FirstBank, N.A.                             7,803             12.3
FirstBank of the Midlands, N.A.             4,821            210.6

Total Capital (to
Risk Weighted Assets):

Consolidated                              $12,792             19.5%
FirstBank, N.A.                             8,595             13.6
FirstBank of the Midlands, N.A.             4,821            210.6

                         PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There were no material legal proceedings pending or settled during the quarter in which the Company was, or the Banks were a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

A. Changes in Securities: None

B. Use of Proceeds: During the quarter ended September 30, 1998, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

     1. The effective date of the Registration Statement on Form SB-2, as amended (File No. 333-48625) ("Registration Statement"),was May 14, 1998.

     2.   The offering of securities was not underwritten.

     3. The class of securities registered pursuant to the Registration Statement was common stock, $0.01 per value per share. The aggregate amount of such securities registered was 220,000 shares at an offering price of $18.00 per share, for an aggregate dollar amount of $3,960,000. The offering terminated on August 31, 1998 with the sale of 193,422 shares at a price of $18.00 per share.

     4. The total offering expenses incurred by the Company were $116,898 none of which none were paid directly or indirectly to directors or officers of the Company or their associates.

     5. The net proceeds of the offering were $3,364,698, of which all were contributed to the initial capitalization of FirstBank of the Midlands, National Association. Such use of proceeds did not represent a material change in the use of proceeds described in the Company's prospectus dated May 14, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

The Company has not issued any instruments of indebtedness which constitute securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to vote of security holders.

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

          10.3--Employment Agreement with Richard E. Morgan, Jr. (Incorporated by reference on Registration Statement on Form SB-2)

          10.4--Employment Agreement with F. Wayne Lovelace (Incorporated by reference on Registration Statement on Form SB-2)

          10.5--1996 Stock Option Plan (incorporated by reference to Exhibit A appended to the Company's 1996 annual meeting proxy statement)

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

          (Note:  All other required exhibits are not applicable.)

The Company filed an 8-K which disclosed the commencement of operations of a de novo bank known as "FirstBank of the Midlands, National Association" and a term loan agreement of $2.1 million that the Company entered into with Ameribank, N.A.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         FirstBancorporation, Inc.


DATED: November 12, 1998                    /s/ James A. Shuford, III
                                            -------------------------------
                                            James A. Shuford, III
                                            Chief Executive Officer

DATED: November 12, 1998                    /s/ James L. Pate, III
                                            -------------------------------
                                            James L. Pate, III
                                            Chief Financial Officer