Form 10KSB40
period 1998-12-31
FIRSTBANCORPORATION INC
filed 1999-03-30
CIK 1011588

United States
                    Securities and Exchange Commission
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

                    Commission file number 0-28106

                       FirstBancorporation, Inc.
                  ------------------------------------
         (Exact name of registrant as specified in its charter)

                South Carolina                               57-1033905
 --------------------------------------------           -------------------
 State or other jurisdiction of incorporation           (IRS Employer
             or organization                            Identification No.)


      1121 Boundary Street P.O. Box 2147, Beaufort, S.C.    29901-2147
      --------------------------------------------------    ----------
           (Address of principal executive offices)         (Zip Code)

   Registrant's telephone number, including area code:     843-521-5600
                                                           ------------

         Securities registered pursuant to Section 12(b) of the Act

                                    None

         Securities registered pursuant to Section 12(g) of the Act

                   Common Stock, par value $.01 per share
                   --------------------------------------
                              (Title of Class)
                         Authorized 2,000,000 shares
                    Issued and Outstanding 963,325 shares

Check whether the registrant (1)filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X       No
                                ---          ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                ----

Revenues for its most recent fiscal year: $9,331,045.
                                          ----------

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock which is evidenced by the limited number of trades during the period of January 1, 1999 to March 8, 1999. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price of recent private trades was approximately
$17,339,850 (963,325 shares) as of March 8, 1999.   For the purposes of this
calculation officers and directors of the registrant are considered non-affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                            TABLE OF CONTENTS
                            -----------------
     PART I
     ------
                                                                        Page
            Item 1.  Description of Business                              3
            Item 2.  Description of Property                             18
            Item 3.  Legal Proceedings                                   18
            Item 4.  Submission of Matters to a
                     Vote of Security Holders                            18

     PART II
     -------

            Item 5.  Market for the Registrant's Common Equity
                     and Related Stockholder Matters                     18
            Item 6.  Management's Discussion and Analysis                19
            Item 7.  Financial Statements                                29
            Item 8.  Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                67

     PART III
     --------

            Item 9.  Directors, Executive Officers,
                     Promoters and Control Persons,
                     Compliance with Section 16(a)
                     of the Exchange Act                                 67


            Item 10. Executive Compensation                              68
            Item 11. Security Ownership of Certain
                     Beneficial Owners and Management                    69
            Item 12. Certain Relationships and Related
                     Transactions                                        71

     PART IV
     -------

            Item 13. Exhibits List and  Reports on Form 8-K              71

                     THIS DOCUMENT CONTAINS 75 PAGES.

PART I
------

ITEM 1: DESCRIPTION OF BUSINESS
-------------------------------

General

   FirstBancorporation, Inc. ("Company") is a multi-bank holding company registered under the Bank Holding Company Act and regulated by the Federal Reserve Board. FirstBank, N.A. ("Beaufort Bank") and FirstBank of the Midlands, N.A. ("Midlands Bank") (collectively as the "Banks") are the Company's only wholly-owned subsidiaries and the current business of the Company consists primarily of directing the affairs of the two Banks.

   In 1998 the Company opened the Midlands Bank in Columbia, South Carolina. See Note 1 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

   The Company uses the premises, furniture and equipment of the Banks to conduct its operations.

   The Banks are national banks regulated by the Office of the Controller of the Currency ("OCC"). The Beaufort Bank is the successor to The Savings Bank of Beaufort County, FSB, a federally-chartered stock savings bank that was formed as a de novo institution in 1986 and converted to a national bank charter on June 5, 1995. The Beaufort Bank reorganized as a wholly-owned subsidiary of the Company on November 1, 1995. The Midlands Bank received its national bank charter on September 1, 1998 and began operations on that date.

   The Banks operate as community banks devoted to serving the personal banking needs of residents of their primary market area, as well as the commercial banking needs of small businesses owned and operated by those residents. The Banks' business primarily consists of attracting deposits from the general public and using these funds to originate loans secured by real estate, including construction loans, located in the primary market area. The Banks also originate commercial loans and consumer loans. The Beaufort Bank conducts its business from its main office located in downtown Beaufort, South Carolina, a full service branch office located on Lady's Island in Beaufort, South Carolina, and a full service branch office located in Bluffton, South Carolina. The Midlands Bank conducts it business from its main office at 1900 Assembly Street, Columbia, South Carolina. See "Item 2. Description of Property."

Proposed Merger with First National Corporation

   On March 4, 1999, the Company signed a definitive merger agreement with First National Corporation ("FNC") which is headquartered in Orangeburg, South Carolina, pursuant to which the Company will be merged into FNC. The surviving entity will be First National Corporation, a bank holding company with three wholly-owned bank subsidiaries, First National Bank ("FNB"), The National Bank of York County and Florence County National Bank. FNC expects to merge the Beaufort Bank and the Midlands Bank into FNB. The agreement provides that each share of the Company's stock will be exchanged for 1.222 shares of FNC common stock. The merger is intended to constitute a tax-free reorganization and is to be accounted for as a pooling-of-interests. Consummation of the merger is subject to numerous conditions, including the receipt of applicable regulatory approvals and approval by both the Company's and FNC's stockholders.

Personnel

   As of December 31, 1998, the Company had 53 full-time and three part-time employees, none of whom is represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Market Area

   The Beaufort Bank's primary market area is Beaufort County, South Carolina, excluding Hilton Head Island. The economy of this area is based primarily on retirement and tourism industries and the military. The area is noted for its beaches, state park, historical sites and fishing. The U.S. military presence in Beaufort County is significant with the Marine Corps Recruit Depot at Parris Island and the Marine Corps Air Station and the Naval Hospital, both in Beaufort.

   Land use in Beaufort County is primarily residential. Beaufort County is experiencing steady population growth which creates a continued demand for mortgage loan funds. According to the 1990 U.S. Census, the population of Beaufort County has increased from approximately 65,000 in 1980 to 86,000 in 1990. In March 1997, the U.S. Census Bureau estimated the 1996 Beaufort County population at 103,000.

   The Midlands Bank's primary market area is Richland and Lexington counties including Columbia, South Carolina. The economy of the area is based primarily on state government, education and the military. Columbia is the state capital, home of the University of South Carolina and the base of Fort Jackson, a U.S. Army training facility.

Selected Financial Data:

   The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and years indicated:

                                         At December 31,

                            1998        1997      1996       1995       1994
                            ----        ----      ----       ----       ----
Financial
 Condition Data
 (in thousands):
Total assets              $107,494    $91,699    $91,733    $83,047    $77,311
Loans receivable, net       82,583     80,064     78,150     72,026     68,900
Loans held for sale          1,740        676        663        251         --
Investment securities
 held to maturity               --         --         --         --      2,755
Investment securities
 available for sale          9,066      2,182      2,485      2,630         --
Interest-bearing
 deposits with banks         4,665      1,969      3,349      1,548        218
Cash and amounts
 due from banks              4,089      4,127      4,721      4,197      3,359
Deposits                    87,753     77,462     78,300     74,905     69,273
FHLB borrowings and
 other borrowings            6,350      5,050      5,600      1,000      1,000
Stockholders' equity        12,125      7,981      7,045      6,517      5,895

Selected Income Statement Data:
(In thousands, except per share amounts)

                                  For the Years ended December 31,

                               1998    1997      1996     1995     1994
                               ----    ----      ----     ----     ----

Total interest income        $7,848   $7,542    $6,920   $6,296   $5,184
Total interest expense        3,565    3,423     3,281    3,106    2,220
Net interest income           4,283    4,119     3,639    3,190    2,964
Provision for loan losses       200      165       162      192      179
Net interest income after
 provision for loan losses    4,083    3,954     3,477    2,998    2,785
Non interest income           1,483      952       737      587      512
SAIF recapitalization
 assessment                      --       --       445       --       --
Non interest expenses         4,178    3,378     2,946    2,707    2,474
Income before income taxes    1,387    1,528       823      878      823
Provision for income taxes      531      581       322      351      302
Net income before
 cumulative
 effect of a change
 in accounting principle        856      947       501      527      521
Cumulative effect of a
 change in accounting
 principle, net of tax           90       --        --       --       --
Net income                      766      947       501      527      521

Earnings per share             1.01     1.37       .73      .78      .78

Earnings per share,
 assuming dilution              .94     1.29       .69      .71      .71

                                      At or For the Year Ended December 31,

                                   1998      1997     1996     1995    1994
                                   ----      ----     ----     ----    ----
Other Financial Data:
Net interest rate spread            3.89%    4.27%    3.95%    3.81%    3.95%
Net yield on average
 interest earning assets            4.56     4.82     4.43     4.20     4.19
Return on average assets             .76     1.04      .57      .65      .70
Return on average equity            7.96    12.73     7.41     8.51     9.29
Ratio of average equity
 to average assets                  9.49     8.16     7.71     7.64     7.49
Loan loss allowance to
 total loans receivable             1.06      .90      .80      .65      .49
Net loan charge-offs to
 average loans receivable            .08      .08      .02      .09      .12
Ratio of non accrual
 loans to total assets               .45      .47      .44      .16      .35

Lending Activities

   General. At December 31, 1998, the Company's total loans receivable, net of loans in process, was $83.4 million, or 77.7% of total assets. The Company has traditionally concentrated its lending activities on the origination of conventional first mortgage loans secured by one-to-four family properties, with such loans amounting to $46.3 million of the total loans receivable portfolio at December 31, 1998.

   The Company's principal market area (the "PMA") for loans is the northern two-thirds of Beaufort County and the Midlands area of South Carolina which includes Richland and Lexington counties.

   The Company concentrates its lending activities on first mortgage loans secured by residential properties, and on other consumer and commercial loans in the PMA. The Company's portfolio is comprised of adjustable rate mortgages, which include provisions for periodic interest rate adjustments and short-term loans, which reflect interest rate fluctuations, such as consumer, commercial and real estate construction loans.

   The Company's principal lending activity consists of the origination of permanent and construction loans on residential real estate (single-family dwellings and multifamily dwellings of up to four units), consumer loans and commercial loans to small businesses. The Company retains in its loan portfolio adjustable rate mortgage loans with terms of up to 30 years.
Federal Housing Administration ("FHA"),Veterans Administration ("VA") and conventional fixed-rate mortgage loans are generally sold in the secondary mortgage market. At December 31, 1998, approximately 57.6% of the Company's total loan portfolio consisted of loans secured by first mortgage permanent residential real estate loans. Of the total loan portfolio, approximately 85.1% of all loans are adjustable rate or short-term (maturities of less than one year). The Company utilizes the Federal Home Loan Mortgage Corporation ("FHLMC") and other secondary sources (notably other financial institutions) as sources for loan sales. The majority of loans are underwritten using guidelines published by both, thus enabling the Company to market loans to these entities. There are, due to the nature of adjustable rate mortgages in the industry, unqualifiable risks resulting from increased cost to the borrower as a result of periodic repricing. Despite the benefits of adjustable rate mortgages to the Company's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. During 1998, the Company originated a larger volume of fixed rate long-term loans than adjustable rate long-term loans which resulted in an overall decrease in permanent mortgage loans outstanding in the portfolio.

   Construction financing is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Company's risk f loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost or the salability of the property upon completion of the project proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to maturity of the loan, with a collateral source with insufficient value to assure full repayment.

   Although commercial real estate loans typically have shorter terms to maturity and higher interest rates than residential mortgage loans, they also involve greater credit risks than certain residential mortgage loans. Commercial real estate and construction mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market, or in the economy generally.

   The Company sells most of its fixed rate loans in the secondary mortgage market as the loans are originated. The Company generally has the ability to generate an adequate volume of loans within its market area without seeking loan purchases from other institutions.

   Using loan underwriting guidelines established by its Board of Directors, the Company's first-mortgage real estate loans are granted for loan-to-value ratios of 80% or less. If borrowers require additional financing, private mortgage insurance insuring the Company's exposure above 80% is generally required. Loan underwriting and credit policies are determined by the Board of Directors and monitored for compliance by the Board's Loan Committee.

   All real estate loans require that the borrower maintain hazard insurance in an amount that is adequate to insure repayment of the loan in case of a loss. The Company also requires various other types of insurance, such as
title, flood,   casualty and, in some cases, life insurance on the borrower.

   The Company solicits loan originations through newspaper advertisements, officer, director, and employee referrals, and employs full-time loan originators. Once an application has been received, the loan is underwritten and either approved by the loan officer if within loan authority or forwarded to one of the Company's loan review committees. These committees consist of at least two directors and the Company's Chief Executive Officer. All loans which do not require prior approval of the full Board of Directors are approved by one of these four committees.

   The Company makes consumer loans secured by junior liens on real estate, including home improvement and home equity loans; loans secured by personal property, such as automobiles, recreational vehicles or boats, as well as loans to depositors of the institution on the security of their savings accounts. The Company also offers unsecured personal loans and overdraft lines of credit, which are in conjunction with its NOW accounts. At December 31, 1998, approximately 11.4% of the Company's total loan portfolio consisted of these types of consumer loans. Consumer loans historically have had higher rates of default than residential mortgage loans; although the Company's loan loss experience to date has been favorable in comparison to industry averages.

   The Company makes secured and unsecured loans for commercial, corporate and business purposes, concentrating on loans to small businesses for purposes of providing working capital, construction and leasehold improvements. Such loans typically have variable interest rates that are indexed to prime rate or a one- or three-year United States Treasury index. At December 31, 1998, approximately 11.4% of the Company's total loan portfolio consisted of loans secured by real estate other than permanent 1-4 family homes, and approximately 11.4% consisted of other commercial loans, both unsecured and secured by assets other than real estate. Commercial business loans are advantageous to the Company because the loans are short-term; however, they also involve more risk than residential mortgage loans because of the higher potential for defaults and the difficulties involved in disposing of the collateral, if any.

   The following table presents information regarding loans receivable at December 31, 1998 and 1997 (dollars in thousands):

                               1998        % of Total      1997     % of Total
                               ----        ----------      ----     ----------

Real estate - mortgage          $55,831       66.9%      $60,017       74.3%
Real estate - construction        8,657       10.5         5,949        7.4
Commercial, financial,
 and other                        9,533       11.4         4,845        6.0
Consumer                          9,538       11.4        10,078       12.5
Unearned interest                  (116)       (.2)          (97)       (.2)
                                -------      -----       -------      -----
Total loans                     $83,443      100.0%      $80,792      100.0%
                                =======      =====       =======      =====

   Loan Maturity. The following table sets forth, as of December 31, 1998, information regarding the dollar amount of loans maturing in the Company's commercial and real estate-construction loan portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                             Within   After 1 Year
                             1 Year   Through 5 Years   After 5 Years   Total
                             -------  ---------------   -------------   -----
                                             (Dollars in thousands)

Commercial                   $4,172       $5,052           $309       $9,533
Real estate-construction      8,432          225             --        8,657
                            -------       ------           ----      -------
     Total                  $12,604       $5,277           $309      $18,190
                            =======       ======           ====      =======

   The following table sets forth the dollar amount of all Commercial and Real estate-construction loans due after December 31, 1999 which have fixed interest rates and have floating or adjustable interest rates.

                                  Fixed         Floating or
                                  Rates         Adjustable Rates
                                  -----         ----------------
                                        (In thousands)

Commercial                        $3,753              $1,608
Real estate-construction             222                   3
                                  ------              ------
     Total                        $3,975              $1,611
                                  ======              ======

   Loan Originations, Sales and Purchases. The Company's primary lending activity has been the origination of one- to- four family residential mortgage loans. The Company generally originates ARM loans for retention in its portfolio. Fixed-rate one- to- four family mortgage loans are generally sold to the FHLMC and other institutions (primarily other financial institutions). The Company generally does not assume any "pipeline risk" (i.e., the risk that the value of the loan will decline during the period between the time the loan is originated and the time of sale because of changes in market interest rates) when it sells loans because it obtains a purchase commitment from the prospective purchaser at the time it commits to fund the loan at a given interest rate.

   Loan Commitments and Letters of Credit. The Company issues, without a fee, commitments to approved residential mortgage loan applicants conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days. At December 31, 1998, the Company had total such commitments to extend credit of $3.1 million. See Note 17 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

   As an accommodation to its commercial business borrowers, the Company issues standby letters of credit in favor of entities for whom the Company's borrowers are performing work or other services. At December 31, 1998, the Company had outstanding standby letters of credit of $493,000. See Note 17 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

   Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Company receives loan origination fees or "points" for originating loans. Loan origination fees charged to the borrower for originating a loan are based on a percentage of the principal amount of the mortgage loan.

   Fees vary with the volume and type of loans and commitments made and purchased and the competitive conditions present in mortgage markets, which in turn respond to the demand for and availability of money. The Company also receives other fees and charges relating to existing loans, such as late charges and fees collected in connection with a change in borrower or other loan modifications. As required by Generally Accepted Accounting Principles, loan origination fees and certain origination expenses are amortized over the life of the related loan, and the Company defers loan origination fees and certain direct loan origination costs. Such costs and fees are recognized as an adjustment to yield over the lives of the related loans utilizing a method of amortization that approximates the level yield method.

   Commitment fees to originate loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment.

   Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment when due, the Company institutes collection procedures. The first notice is mailed to the borrower ten to 15 days after the payment due date. Attempts to contact the borrower by telephone generally begin approximately 25 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. If management determines on the 90th day of delinquency that all remedies to cure the delinquency have been exhausted, the loan generally is placed on non-accrual status if the collateral status is such that the interest or principal are unlikely to be recouped. All previously recorded accrued interest income is reversed. Consumer loans are charged off when amounts are determined to be uncollectible.

  The Company's Board of Directors is informed monthly as to the status of all loans with outstanding balances in excess of $10,000 that are delinquent 60 days or more and are classified "substandard". The Board of Directors is informed of the status of all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Company.

   The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                              At December 31,
                                            ------------------
                                            1998          1997
                                            ----          ----
                                          (Dollars in thousands)
Loans accounted for on a
 non-accrual basis:
   Residential                              $428          $405
   Commercial                                 25             3
   Consumer                                   27            21
                                          ------        ------
    Total                                    480           429

Accruing loans which are contractually
 past due 90 days or more:
   Residential                               650            27
   Commercial                                139           150
   Consumer                                   21            28
                                          ------        ------
    Total                                    810           205

Total of non-accrual loans and
 90 day past due loans                     1,290           634
                                          ------        ------
Real estate owned                             40           127
Restructured loans                            97            --
                                          ------        ------
    Total nonperforming assets            $1,427          $761
                                          ======        ======

Total loans delinquent 90 days
 or more, accruing and non-accruing,
 to net loans                               1.55%          .79%

Total loans delinquent 90 days
 or more, accruing and non-accruing,
 to total assets                            1.20%           .69%

   Gross interest income of $48,169 would have been recorded for the year ended December 31, 1998 if non-accrual loans had been current according to their original terms and had been outstanding throughout the entire year. Interest income of $42,755 on such loans were included in net income for the year as a result of cash payments received.

   Foreclosed Real Estate. At December 31, 1998, the Company had foreclosed real estate of $40,000 consisting of three unimproved lots. See Note 2 of Notes to Consolidated Financial Statements contained in Item 7 of this Report for a discussion of the Company's accounting for foreclosed real estate.

   Allowance for Loan Losses. The Company has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Such evaluations are particularly susceptible to changes in economic, operating or other conditions that may be beyond the Company's control.

   The following table sets forth an analysis of the Company's allowance for loan losses for the years indicated. When recoveries are recognized from charge-offs to the allowance for loan losses, the allowance for loan losses is credited to the extent of the charge-off. Likewise, any subsequent loss that may occur from the disposition of collateral is charged to current period expense.

                                         Year Ended December 31,
                                         -----------------------
                                            1998       1997
                                            ----       ----
                                          (Dollars in thousands)

Balance at beginning of year               $ 728      $ 631

Charge-offs:
 Residential                                   5         19
 Commercial                                   29         21
 Consumer                                     38         33
                                           -----      -----
   Total charge-offs                          72         73

Recoveries:
 Residential                                   0          2
 Commercial                                    2         --
 Consumer                                      1          3
                                           -----      -----
   Total recoveries                            3          5

Net charge-offs                               69         68
Provision for possible loan losses           200        165
                                           -----      -----
Balance at end of year                     $ 859      $ 728
                                           =====      =====
Ratio of allowance to total loans
 outstanding at end of year                 1.06%       .90%

Ratio of net charge-offs to average
 loans outstanding during year               .08%       .08%

Investment Activities

   At December 31, 1998, the sole equity investments of the Company were its investment in the Banks. As national banks, the Company's subsidiaries are permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Company may also invest a portion of its assets in commercial paper and corporate debt securities. The Banks are also required to maintain investments in FHLB of Atlanta stock and Federal Reserve Bank of Richmond stock as a condition of membership in each institution. Neither the Company nor the Banks invest in high yielding, non-investment grade securities, or "junk-bonds."
See Note 4 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

   The following table sets forth the composition of the Company's securities portfolio at the dates indicated. At December 31, 1998 and 1997, the Company's entire securities portfolio was designated as available-for-sale.

                                             At December 31,
                            --------------------------------------------------
                                    1998                       1997
                            ----------------------     -----------------------
                            Carrying    Percent of     Carrying     Percent of
                            Value(1)    Portfolio      Value(1)     Portfolio
                            --------    ---------      --------     ----------
                                          (Dollars in thousands)

FHLB stock                    $567         6.3%          $548          24.8%
Federal Reserve Bank stock     329         3.6            130           5.9
US Government and agency
obligations                  4,070        44.8             99           4.5
Mortgage-backed securities   4,121        45.3          1,429          64.8
                            ------       -----         ------         -----
  Total                     $9,087       100.0%        $2,206         100.0%
                            ======       =====         ======         =====
------------
(1) The market value of the investment portfolio amounted to $9.1 million and $2.2 million at December 31, 1998 and 1997, respectively.

   All U.S. Government and agency securities had original maturities of less than one year. At December 31, 1998, mortgage-backed securities were comprised of $1.0 million of Government National Mortgage Association ("GNMA") adjustable rate securities with adjustment intervals of one year and $3.1 million of Federal National Mortgage Association ("FNMA") fixed rate mortgage-backed securities collateralized by fully amortizing ten year FNMA mortgages. Investments increased at December 31, 1998 as compared to December 31, 1997 as a result of the opening of the Midlands Bank and its higher level of non loan type investments, and as a result of lower demand for portfolio-type loans during the year in the Beaufort Bank.

Deposits

   General. Deposits are the primary source of funds for the Company's lending and investment activities. None of the deposit instruments offered by the Company have rates subject to regulation. Deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Transaction account balances are influenced considerably by general economic activity. The Company's ability to attract and retain deposits and the Company's cost of funds has been, and will continue to be, significantly affected by market conditions.

   Most of the Company's deposits are obtained from residents of South Carolina, principally from residents in Beaufort, Richland and Lexington counties, the Company's largest deposit markets. In the past, the Company has accepted brokered deposits typically in denominations of $99,000 from out-of-state depositors at rates comparable to rates offered to local depositors. At December 31, 1998, these deposits totaled approximately $5.2 million.

    The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 1998. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period                            Amount
---------------                            ------
                                       (In thousands)

Three months or less                     $  4,266
Over three through twelve months            5,052
Over twelve months                            942
                                         --------
     Total                               $ 10,260
                                         ========

   The following table sets forth the balances and changes in dollar amounts of savings deposits in the various types of deposit accounts offered by the Company at the dates indicated.

                                           At December 31,
                       -------------------------------------------------------
                                  1998                       1997
                       ---------------------------- --------------------------
                                Percent                     Percent
                                   of    Increase              of    Increase
                       Amount    Total  (Decrease)  Amount   Total  (Decrease)
                       ------    -----  ----------  ------   -----  ----------
Non-interest
 bearing              $ 6,955    7.9%   $   280    $ 6,675    8.6%    $ (494)
Now and money
 markets               38,718   44.1     10,785     27,933   36.1      2,061
Regular savings         4,566    5.2       (610)     5,176    6.7       (794)
Certificates of
 deposit maturing:
Within 1 year          32,210   36.7      1,830     30,380   39.1       (690)
After 1 year,
 but within 3 years     5,007    5.8     (2,085)     7,092    9.2       (344)
After 3 years             297     .3         91        206     .3       (577)
                      -------  -----    -------    -------  -----     ------
   Total              $87,753  100.0%   $10,291    $77,462  100.0%    $ (838)
                      =======  =====    =======    =======  =====     ======

-------------
(1) At December 31, 1998 and 1997, jumbo certificates amounted to $10.3 million and $8.8 million, respectively.
(2) IRA accounts included in certificate balances totaled $2.7 million and $3.1 million at December 31, 1998 and 1997, respectively.

   The following table sets forth the time deposits in the Company classified by rates at the dates indicated.

                                At December 31,
                            -------------------
                              1998         1997
                              ----         ----
                               (In thousands)

2.00 - 3.99%                $   261     $    41
4.00 - 5.99%                 29,854      22,675
6.00 - 7.99%                  7,399      14,962
                            -------     -------
Total.                      $37,514     $37,678
                            =======     =======

   The following table sets forth the savings activities of the Company for the years indicated.

                                 Year Ended December 31,
                                 -----------------------
                                  1998            1997
                                  ----            ----
(In thousands)

Beginning balance                $77,462        $78,300
Interest credited                  3,412          3,127
Net increase (decrease)
 in savings deposits.              6,879         (3,965)
                                 --------       -------
Ending balance                   $87,753        $77,462
                                 =======        =======

Borrowing

   The Company's subsidiaries can use the FHLB of Atlanta for advances to support additional loan demand and other funding needs. At December 31, 1998, the Company had a borrowing capacity of $11.0 million at the FHLB of Atlanta, of which $4.25 million was outstanding. In addition, the Company has a $2.1 million loan outstanding with a commercial bank. This loan was obtained in September 1998 for a portion of the initial capitalization of the Midlands Bank. This loan has no prepayment penalty and is based on a prime lending rate, adjusted annually. See Note 1 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

   The following tables set forth certain information regarding the Company's short-term borrowings at the end of and during the years indicated.

                                                  At December 31,
                                                 -----------------
                                                 1998         1997
                                                 ----         ----
Weighted average rate paid on:

FHLB borrowings - short-term                     6.92%        6.50%
Commercial bank borrowing                        7.50           --

                                                Year Ended December 31,
                                                -----------------------
(Dollars in thousands)
                                                   1998        1997
                                                   ----        ----
Maximum amount of borrowing
 outstanding at any month end:
FHLB borrowings - short-term                      $3,050        $4,700
Commercial bank borrowing                          2,100            --

Approximate average short-term
 borrowings outstanding with respect to:
FHLB borrowings short-term                        $1,119        $2,762
Commercial bank borrowing                            702            --

Approximate weighted
 average rate paid on:
FHLB borrowings short-term                          6.47%         5.85%
Commercial bank borrowing                           7.60            --

Competition

   The Company faces competition in its primary market areas for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from commercial banks, credit unions, thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. Major regional banks as well as South Carolina based banks, local credit unions and securities brokerage firm operate in the northern Beaufort county market. The Midlands Bank is a de novo bank which faces competition from many financial institutions in Richland and Lexington counties, a larger metropolitan market. Particularly in times of high interest rates, the Banks face additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Company's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Subsidiary Activities

   There are no other subsidiaries of the Company other than the Banks. The Beaufort Bank has one wholly-owned subsidiary, First Securities Corporation ("First Securities"), that is engaged in the sale of alternative investments including mutual funds, stocks, bonds and variable annuities. At December 31, 1998, the Beaufort Bank's investment in First Securities was $59,000.

                                   REGULATION

Regulation of the Banks

   General. As federally insured national banks, the Banks are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Banks are regularly examined by the OCC and the FDIC and file periodic reports concerning their activities and financial condition with those regulatory agencies. The Banks' relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of South Carolina, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

   The federal banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Banks have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

   Deposit Insurance. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. Beaufort Bank's deposit accounts are insured by the FDIC under the SAIF, while Midlands Bank's deposit accounts are insured by the FDIC under the BIF. The FDIC insures deposits at the Banks to the maximum extent permitted by law.

   Beaufort Bank and Midlands Bank currently pay deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF and BIF member institutions. Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: well-capitalized, adequately capitalized, or undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

   On September 30, 1996, the Deposit Insurance Funds Act ("Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including Beaufort Bank, to recapitalize the SAIF. As a result of the Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including Beaufort Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the Financing Corporation bonds at a rate of approximately .013%. Full pro rata sharing of the Financing Corporation payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged. Beaufort Bank's and Midlands Bank's assessments expensed for the year ended December 31, 1998, equaled $48,000 and $0, respectively.

   The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Banks.

   Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. Management of the Banks does not know of any practice, condition or violation that might lead to termination of their respective deposit insurance.

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

   At December 31, 1998, the Banks were respectively categorized as "well capitalized" under the OCC prompt corrective action regulations.

   Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed regulatory standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (iv) asset quality; (vii) earnings and (vii) compensation, fees and benefits. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that either of the Banks fail to meet any standard prescribed by the Guidelines, the agency may require the Beaufort Bank or Midlands Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance for the Banks.

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

   The leverage ratio requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated Composite 1 under the CAMEL rating system for banks. National banks not rated Composite 1 are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of tangible capital plus certain intangibles. At December 31, 1998, Beaufort Bank's and Midlands Bank's Tier 1 leverage ratio was 8.2% and 63.1%.

   The OCC risk-based capital requirement requires national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital generally consists of certain permanent and maturing capital instruments that do not qualify as core capital and general loan and lease loss allowances up to a maximum of 1.35% of risk weighted assets. Total risk-weighed assets include all assets, including certain off-balance sheet items, multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. At December 31, 1998, Beaufort Bank's and Midlands Bank's risked-based capital ratio was 14.0% and 111.7%, respectively.

   The OCC has revised its risk-based capital requirements to permit it to require higher level of capital for an institution in light of its interest rate risk. In addition, the OCC has adopted a rule that requires a bank's interest rate risk exposure be quantified using either the measurement system required by regulation or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as the Banks, are exempt from the rule unless otherwise determined by the OCC.

   Dividends. Dividends from the Banks constitute the major source of funds for dividends which may be paid by the Company. Federal law and OCC regulations provide that all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. Federal Law further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund of the retirement of any preferred stock.

   The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Banks would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Banks would be classified as "undercapitalized" under the OCC's regulations. See "-- Prompt Corrective Action." Moreover, the OCC also has the general authority to limit the dividends paid by national banks if such payments should be deemed to constitute an unsafe and unsound practice.

   Liquidity. National banks are not subject to any prescribed regulatory liquidity requirements. At December 31, 1998, management of the Banks believed that they maintained sufficient liquid assets to meet its commitments at that date.

   Loans-to-One-Borrower. Federal law limits the amount of loans that the Banks can extend to any one borrowers and the borrower's related entities. Generally, this limit is 15% of a bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, Beaufort Bank's and Midlands Bank's loans-to-one borrower limit was approximately $1.3 million and $.7 million, respectively. At December 31, 1998, the Banks were in compliance with this requirement.

   Federal Reserve System. Regulation D promulgated by the Federal Reserve imposes reserve requirements on all depository institutions that maintain transaction accounts or non personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non personal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.9 million of net transaction accounts, 3% of the next $41.6 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 1998, the Banks met their reserve requirements.

   Affiliate Transactions. The Company and the Banks are separate and distinct legal entities. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the Banks' capital and surplus and limiting all such transactions to 20% of the Banks' capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Banks as those prevailing at the time for transactions with unaffiliated companies.

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

   Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Beaufort Bank received a "satisfactory" rating during its latest CRA examination. The Midlands Bank has not yet received a CRA examination.

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

   Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

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

   Capital Requirements. The Federal Reserve has established capital adequacy requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, like the Company, compliance is measured on a bank-only basis. See "-- Regulation of the Banks -- Capital Requirements" and Note 19 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

ITEM 2: DESCRIPTION OF PROPERTY
-------------------------------

   The Beaufort Bank's main office is located at 1121 Boundary Street, Beaufort, South Carolina. The office was opened in 1986. The office building is leased from First Patriots Partnership, a South Carolina general partnership among Colden R. Battey, Jr., Richard L. Gray, Russell L. Jeter, Carson R. Rentz and Robert A. Kerr, all of whom are directors of the Company and the Beaufort Bank. The Beaufort Bank also leases additional parking space adjacent to the main office from First Patriots Partnership.

   The Beaufort Bank operates a 2,100 square foot branch office located on U.S. Highway 21 on Lady's Island in Beaufort, South Carolina. The office was opened in 1988. The building is leased from Richard L. Gray, a director of the Company and the Beaufort Bank.

   The Beaufort Bank owns and operates an 8,700 square foot office located at One Burnt Church Road, Bluffton, South Carolina. The Beaufort Bank occupies approximately 3,850 square feet as a branch office and leases the remaining space. The office was opened in 1993.

   The Midlands Bank operates a 6,600 square foot main office location at 1900 Assembly Street, Columbia, South Carolina. The building is leased from a non affiliated party.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

   Periodically, there have been various claims and lawsuits involving the Company such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II
-------

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

   The Company's voting common stock is not regularly or actively traded in any established market, and there are not regularly quoted bid and asked prices for the stock. During 1998, 6,590 shares were traded at an average price of approximately $17.73 per share based upon transfer records and the per share price of any trades f which the Company is made aware. In addition, during the year, the Company sold 193,422 new shares of common stock at $18.00
per share.   The most recent trade of which the Company was aware was for
1,000 shares at a price of $19.00 on February 9, 1999. As of March 9, 1999 there were 837 shareholders of record and an estimated 120 shareholders in street name. The Company paid no cash or stock dividends during 1998 and no cash dividends have been paid by the Company since its inception in 1986. Cash dividends may be declared and paid only from retained earnings of the Company. Additional regulatory restrictions apply. See Item 6, Managements' Discussion and Analysis--Liquidity and Capital Resources contained in this Report.

   The stock prices below represent the historical highs and lows by quarter for the Company's stock:

                              Price per share
                             ----------------
   Quarter Ended             High         Low
   -------------             ----         ---
March 31, 1997             $11.82       $11.82
June 30, 1997               14.00        13.00
September 30, 1997             --           --
December 31, 1997           14.00        14.00
March 31, 1998              15.00        14.00
June 30, 1998               18.00        18.00
September 30, 1998          18.00        18.00
December 31, 1998           18.00        18.00

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

   Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in Item 7 of this Report.

Proposed Merger with First National Corporation

   As previously discussed, on March 4, 1999, the Company entered into a definitive merger agreement ("Agreement") with First National Corporation, Orangeburg, South Carolina ("FNC") pursuant to which the Company will be merged into FNC. The surviving entity will be FNC. The Agreement provides that each share of the Company's common stock will be exchanged for 1.222 shares of FNC common stock. The merger is intended to be a tax-free reorganization. Consummation of the merger is subject to numerous conditions, including receipt of applicable regulatory approvals and approval by both the Company's and FNC's stockholders.

Operating Strategy

   The Company transacts its business through its two banking subsidiaries. The Company's business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one-to-four family residences located in its primary market area. The Company also originates commercial loans to small businesses and professionals, home equity loans, construction loans and consumer loans. The Company funds its assets primarily with retail deposits and, to a lesser extent, FHLB of Atlanta advances.

   The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When the yield on interest-earning assets equals or exceeds the rate paid on interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's profitability is also affected by the level of other operating income and expenses. Other operating income includes service charges and fees and gain on sale of mortgage loans. Other operating expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

   The Company's business strategy is to operate its banking subsidiaries as well-capitalized and profitable financial institutions dedicated to financing community credit needs and providing quality customer service. The Company emphasizes the origination for retention in its portfolio of adjustable-rate loans in order to reduce its interest rate risk. Fixed-rate loans with maturities of 15 years or more are generally originated for sale in the secondary market.

Asset and Liability Management

   The Company's asset and liability management program is designed to decrease the Company's vulnerability to material changes in interest rates or "interest rate risk." The principal determinant of the exposure of the Company's earnings to interest rate risk is the timing difference between the repricing or maturity of the Company's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities or repricings of the Company's assets and liabilities were perfectly matched, and if the interest rate borne by its assets and liabilities were equally flexible and moved concurrently (neither of which is the case) the impact on net interest income of any material changes in interest rates would be minimal.

   The Company's asset and liability policies are directed toward the objectives of maintaining the interest rate sensitivity of the Company's assets and matching the maturities of the Company's interest-earning assets and interest-bearing liabilities to the extent practical. At December 31, 1998, the Company's total interest-bearing liabilities due within one year exceeded interest-earning assets due within one year by approximately $14.0 million, resulting in a cumulative one-year negative gap to total earning assets ratio of 13.9%. The Company is constantly monitoring and attempting to control or improve its short-term gap position through periodic review of asset and liability repricing and through its internal analysis of the effects of changing rate environments on its net interest income.

   A significant part of the Company's program of asset and liability management has been to emphasize the origination of adjustable-rate and/or short-term loans, which includes adjustable-rate residential mortgage ("ARM") loans and short-term construction loans. At December 31, 1998, residential real estate mortgage loans that provided for repayment or interest-rate adjustment within three years totaled approximately $38.3 million, and represented approximately 45.9% of total loans receivable. The Company sells in the secondary market almost all of the 15 to 30 year fixed-rate mortgage loans it originates. Generally, a commitment to sell such loans, subject to approval, is in place at the time of origination of these loans. The Company generally holds such loans in its portfolio only for the length of time it takes to receive funding from the purchaser of the loan. In fiscal 1998, the Company originated approximately $14.3 million of ARM loans versus $26.1 million of fixed-rate loans. ARM loans are generally originated for retention in the portfolio. When long-term rates fall, residential mortgage demand typically favors fixed-rate lending. The prevailing lower rate environment of 1998 favored fixed rate lending and as a result overall loan portfolio growth increased by only $2.7 million as a result of more loans being sold in the secondary market.

   Another strategic objective of the Company's asset and liability management effort has been to originate short-term consumer and commercial business loans. These loans are usually originated with variable interest rates. At December 31, 1998, consumer loans, including open-ended lines of credit totaled approximately $9.5 million, or approximately 11.4% of total loans, and commercial business loans totaled approximately $9.5 million, or 11.4% of total loans. Consumer and commercial loans are considered to involve greater credit risk than residential loans.

   The Company's objective is to increase its retail deposit base by promoting the growth of transaction accounts and by maintaining competitive rates in order to retain and attract longer-term certificates. As of December 31, 1998, the Company's total Now, Money Market and non interest-bearing demand deposit accounts totaled $45.7 million or 52.1% of total deposits at that date.

Interest Sensitivity Analysis

   The following table presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1998.

                            0-3      4-12     1-2     3-4
                           Months   Months   Years   Years    Year 5+  Total
                          -------   ------   -----   -----    -------  -----
                                       (Dollars in thousands)
Interest-earning
 assets:
  Loans and loans
   held-for-sale           $28,098  $23,093  $19,863  $9,396  $4,821  $85,271
  GNMA mortgage-
   backed securities           433      611       --      --   3,077    4,121
  Overnight and other
   investments              11,381       --       --      --     329   11,710
    Total interest
     earning assets         39,912   23,704   19,863   9,396   8,227  101,102
                          --------  -------  -------- ------  -------  ------
Interest-bearing
 liabilities:
  Regular savings            4,565       --       --      --      --    4,565
  NOW and money market
   accounts                 38,718       --       --      --      --   38,718
  Certificate accounts      14,626   17,593    5,008     287      --   37,514
  FHLB and other
   borrowing                    --    2,150    1,200   3,000      --    6,350
                          --------  -------  -------- ------  -------  ------
    Total rate
     sensitive
     liabilities            57,909   19,743    6,208   3,287      --   87,147
                          --------  -------  -------- ------  -------  ------
Excess (deficiency)
 of interest sensitive
 assets over interest
 sensitive liabilities    $(17,997) $ 3,961  $13,655  $ 6,109  $8,227  $13,955
                          ========  =======  =======  =======  ======  =======

Cumulative excess
 (deficiency)
 of interest sensitive
 assets over
 interest sensitive
 liabilities              $(17,997) $(14,036) $( 381) $ 5,728 $13,955
                          ========  ========  ======  ======= =======

Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                  68.9%    120.1%

Cumulative ratio of
 interest-earning
 assets to interest-
 bearing liabilities          68.9%     81.9%

Average Balances, Interest and Average Yields/Cost

   The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances for a year have been calculated using average daily balances during such year.

                                                                 Year Ended December 31,
                                            -------------------------------------------------------------
                                    At                   1998                            1997
                                December 31,------------------------------    ---------------------------
                                   1998
                                -----------            Interest                        Interest
                                   Yield/   Average    and          Yield/    Average  and         Yield/
                                   Cost     Balance    Dividends    Cost      Balance  Dividends   Cost
                                   ----     -------    ---------    ----     -------    -------     ----
                                                       (Dollars in thousands)
Interest-earning assets:
 Total net loans(1)                8.46%     $81,461    $ 7,156     8.78%    $81,221    $ 7,282     8.97%
 FHLB overnight investments        4.95        8,910        473     5.30       1,815        101     5.56
 Other investments                 5.85        3,634        219     6.03       2,485        159     6.40
                                   ----     --------     -------    ----     -------    -------     ----
    Total interest-earning assets  7.99       94,005      7,848     8.35      85,521      7,542     8.82
 Non-interest-earning assets                   7,378                           5,662
                                            --------                         -------
    Total assets                            $101,383                         $91,183
                                            ========                         =======

Interest-bearing liabilities:
 NOW and money market accounts     2.50      $33,440      1,026     3.07%    $27,479       $818     2.98%
 Other savings                     2.32        4,689        108     2.31       5,479        126     2.30
 Certificates of deposit           5.47       38,163      2,207     5.78      38,847      2,272     5.83
                                   ----     --------     -------    ----     -------    -------     ----
   Total interest-bearing deposits 3.87       76,292      3,341     4.38      71,805      3,216     4.47
 FHLB advances                     5.57        2,954        171     5.79       3,429        207     6.03
Other borrowings                   7.60          702         53     7.60          --         --       --
                                   ----     --------     -------    ----     -------    -------     ----
   Total interest-bearing
    liabilities                    4.04       79,948      3,565     4.46      75,234      3,423     4.55

Non-interest-bearing liabilities:
 Non-interest-bearing deposits                 8,490                           6,441
 Other liabilities                             3,320                                     2,065
                                            --------                                   -------
   Total liabilities                          91,758                                    83,740
Stockholders' equity                           9,625                                     7,443
                                            --------                                   -------
   Total liabilities and
    stockholders' equity                     101,383                                    91,183

Net interest income                          $ 4,283                                   $ 4,119
                                             =======                                   =======

Interest rate spread               3.95%                            3.89%                           4.27%
                                   ====                             ====                            ====

Net interest margin                                                 4.56%                           4.82%
                                                                    ====                            ====

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                                1.18                            1.14
                                                                    ====                            ====
--------------
(1)  Does not include interest on non-accrual loans.


Rate/Volume Analysis

   The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to
(i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume)and (iii) the net change (the sum of the prior columns). The changes attributable to changes in both rate and volume are allocated proportionately to the changes in rate and the changes in volume.

                                    Year Ended           Year Ended
                                 December 31, 1998     December 31, 1997
                                    Compared to          Compared to
                                 December 31, 1997     December 31, 1996
                                 Increase (Decrease)    Increase (Decrease)
                                       Due to                  Due to
                               ----------------------  ----------------------
                               Rate    Volume    Net   Rate    Volume    Net
                               ----    ------    ---   ----    ------    ---
                                              (In thousands)

Interest-earning assets:
 Loans receivable(1)           $(147)    $ 21   $(126)  $332    $316    $648
 FHLB overnight investments       (5)     377     372     (4)     (3)     (7)
 Investments                     (10)      70      60     (4)    (15)    (19)
                               -----     ----   -----   ----    ----    ----
   Total interest income        (162)     468     306    324     298     622

Interest-bearing liabilities:
 Interest-bearing NOW and
 MMA accounts                     26      182     208     40      59      99
 Other savings                     1      (18)    (17)    (3)    (23)    (26)
 Certificates of deposit         (26)     (40)    (66)    19      (2)     17
 FHLB and other borrowings         3       14      17      6      46      52
                               -----     ----   -----   ----    ----    ----
  Total interest expense           4      138     142     62      80     142
                               -----     ----   -----   ----    ----    ----
Net interest income            $(166)    $330    $164   $262    $218    $480
                               =====     ====    ====   ====    ====    ====
----------------
(1)    Does not include interest on non-accrual loans.

Comparison of Financial Condition at December 31, 1998 and 1997

   Total assets increased by $15.8 million from December 31, 1997 to December 31, 1998. Loans receivable, net, increased 3.2% from $80.8 million at December 31, 1997 to $83.4 million at December 31, 1998. Interest-bearing deposits with banks, interest-bearing time deposits with banks, securities held-for-sale and loans held-for-sale also increased by $2.7 million, $2.0 million, $6.9 million and $1.1 million, respectively, from December 31, 1997 to December 31, 1998. Premises and equipment, net of depreciation, increased from $1.3 million to $1,9 million during the year primarily as a result of the opening of the Midlands Bank in 1998. These increases were funded by increases in total deposits of $10.3 million, other borrowings of $2.1 million and increases in stockholders' equity of $4.1 million. Stockholders' equity increased primarily from the sale of $3.5 million of additional common stock in 1998.

Comparison of Operations for the Fiscal Years Ended December 31, 1998 and 1997

   Net Income. Net income decreased 19.1% from $947,000 in 1997 ($1.37 per basic earnings per common share and $1.29 per share on a diluted basis) to $766,000 in 1998 ($1.01 per basic earnings per common share and $.94 per share on a diluted basis) primarily as a result of an increase of $35,000 in the provision for loan losses, $800,000 in non interest expenses and $90,000 from a cumulative effect of a change in accounting principle, net of tax. These increases in expenses were partially offset by an increase in net interest income of $163,000, an increase in non interest income of $531,000 and a decline in income tax expense of $50,000.

   Net Interest Income. Net interest income increased 3.9% from $4.1 million in 1997 to $4.3 million in 1998. The Company's interest rate spread decreased from 4.27% in 1997 to 3.89% in 1998 as the average yield on interest-earning assets decreased from 8.82% in 1997 to 8.35% in 1998 while the average rate paid on interest-bearing liabilities only decreased from 4.55% in 1997 to 4.46% in 1998. Net interest margin declined from 4.82% to 4.56% during the year.

   Total interest and dividend income increased 4.0% from $7.5 million in 1997 to $7.8 million in 1998. Interest and fees on loans decreased from $7.3 million in 1997 to $7.2 million in 1998 because of a decrease in the average yield from 8.97% in 1997 to 8.78% in 1998. The decline in interest income on loans was offset by a increase in interest on overnight and other investments of $432,000. The Company increased its short-term investments as a result of the opening of the Midlands Bank. Also, the higher demand for fixed-rate residential mortgage loans (which are typically sold in the secondary market) reduced the demand for funds for portfolio loans.

   Total interest expense increased 4.2% from $3.4 million in 1997 to $3.6 million in 1998. The average balance of interest-bearing liabilities increased from $75.2 million in 1997 to $79.9 million in 1998 and the average rate paid on interest-bearing liabilities decreased from 4.55% in 1997 to 4.46% in 1998.

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

   The provision for loan losses increased from $165,000 in 1997 to $200,000 in 1998. At December 31, 1998, the Company's allowance for loan losses as a percent of total loans was 1.06%.

   Non-interest Income. Total non-interest income increased 55.8% from $952,000 in 1997 to $1.5 million in 1998 primarily as a result of a higher level of loan related fees attributable to loan sales and a higher level of other service charges and fees attributable to larger numbers of transaction deposit accounts.

   Non-interest Expenses. Total non-interest expenses were $4.2 million in 1998 versus $3.4 million in 1997. Compensation expense increased by $353,000 due to the opening of the Midlands Bank, higher loan production and security sales commissions, and general salary increases. Occupancy , furniture and equipment, supplies and printing and marketing increased by $108,000, $48,000, $27,000 and $56,000, respectively, in 1998 primarily as a result of the opening of the Midlands Bank. Item processing and bank charges increased by $23,000 as a result of increased transaction accounts.

   Provision for Income Taxes. The Company pays Federal corporate income taxes and South Carolina bank taxes. The provision for income taxes decreased from $581,000 in 1997 to $531,000 in 1998 as a result of lower income before income taxes. The effective tax rate was 38.3% in 1998 and 38.0% in 1997.

Liquidity and Capital Resources

   The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

   National banks are not subject to any prescribed regulatory liquidity requirements. However, a bank must maintain adequate liquidity to ensure that funds are available to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company, through its subsidiary banks, generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1998, the Company had cash and cash equivalents of $8.8 million, interest-bearing time deposits with banks of $2.1 million, and marketable securities available-for-sale of $9.1 million. At December 31, 1998, the Company also maintained an uncommitted credit facility with the FHLB of Atlanta, which provided for immediately available advances up to an aggregate amount of $11.0 million, of which $4.3 million was outstanding.

   The Company's primary investing activity is the origination of construction and permanent mortgage loans. During the years ended December 31, 1998 and 1997, the Company originated $52.1 million and $28.0 million of such loans, respectively. At December 31, 1998, the Company had loan commitments totaling $3.1 million, unused lines of credit of $12.7 million and standby letters of credit totaling $493,000. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1998 totaled $32.2 million.

   OCC regulations require banks to maintain specific amounts of regulatory capital. As of December 31, 1998, the Company and its subsidiary banks complied with all regulatory capital requirements as of that date and met all requirements for being "well-capitalized" by regulators. See Note 19 of Notes to Consolidated Financial Statements contained in Item 7 of this Report for detail of the Banks' and Company's capital position and requirements.

Year 2000 Readiness Disclosure

   The Company is a user of computers, computer software and equipment utilizing embedded microprocessors that will be effected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

   The Company's Y2K Task Force is chaired by its Chief Financial Officer who oversees operational matters of the Company and includes a cross-section of bank managers. The Audit Committee of the Board of Directors is charged with oversight of the Y2K readiness effort. The Task Force makes a progress report to the Board of Directors at least quarterly. Management has been active in promoting customer confidence and public education on Y2K issues.

   The Y2K Task Force has developed and is implementing a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The plan is comprised of the following phases:

   1. Awareness - Educational initiatives on year 2000 issues and concerns. This phase is complete.

   2. Assessment - Develop a plan, identify and evaluate all vital systems of the Company. This phase was completed as of June 30, 1998.

   3. Renovation - Upgrade or replace any critical system that is non-year 2000 compliant. This phase was substantially completed as of December 31, 1998.

   4. Validation - Testing all critical systems and third-party vendors for year 2000 compliance. The validation phase was substantially complete as of March 31, 1999 and will be complete by June 30, 1999. The Company replaced most in-house equipment (teller station equipment, etc.) with year 2000 compliant equipment in 1997 when it underwent a system-wide data processing conversion. The Company processes its core banking applications using Jack Henry and Associates CIF 20/20 system ("JHA"). JHA now warrants its 20/20 product as being Y2K compliant. The Company is relying on the results of proxy testing by JHA for certain date sensitive testing. The proxy testing, which involved the use of live client data, tested the results of transactions at various test dates before and after the year 2000 date change and covered all of the applications used by the

Company. This proxy testing was completed in December 1998. The Company successfully conducted connectivity testing during March 1999. Connectivity testing involved The Company and its third-party service bureau each rolling forward their computer systems to January 3, 2000 so that the Company could process its own data files under simulated year 2000 conditions using all applications. Other parties whose year 2000 compliance may effect the Company include the Federal Home Loan Bank of Atlanta, The Federal Reserve Bank of Richmond, brokerage firms, the Company's item processor and the operator of the Company's automated teller machine network. These third parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has scheduled testing with these third parties. Where testing is not possible, the Company will rely on certifications from vendors and service providers.

   5. Implementation - Placement of renovated systems on-line. The Company believes that its mission critical systems over which it has control are year 2000 compliant as of March 1999. Systems including electric and telephone systems are beyond the control of the Company and will be addressed in the Company's Contingency plan.

   The Company estimates its total cost to identify, fix and replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be $100,000, of which $65,000 has been incurred as of December 31, 1998. This excludes the cost of the Company's 1997 computer conversion which was not considered to be undertaken for the express purpose of Year 2000 remediation. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives.

   Because the Company depends substantially on its computer systems and those of third parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve year 2000 issues presents the following risks to the Company: (1) The Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third party service bureau is unable to properly process customer transactions; (2) governmental agencies, such as the Federal Home Loan Bank of Atlanta, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect The Company's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in The Company experiencing deposit outflows prior to December 31, 1999; and (4) The Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed.

   The Company has developed a Y2K Contingency Master Plan to minimize disruption of service and risk of loss from safety and soundness, profitability and customer confidence concerns. The Contingency Master Plan is further defined in two specific types of contingency plans: the Business Resumption Plan and the Remediation Contingency Plan.

   The Business Resumption Contingency Plan addresses the actions the Company would take if core business processes, such as paying and receiving, cannot be carried out in the normal manner through the century date change due to system or vendor failure. The Company's Business Resumption Contingency Plan follows an industry-recognized four phase approach:

          .     Organization Planning
          .     Business Impact Analysis
          .     Contingency Planning
          .     Validation

   The first three phases are complete and the validation phase will be complete by September 30, 1999. The Y2K Task Force and the existing Disaster Recovery Control Group, has identified the interdependency between critical systems and the core business processes, and has completed a risk assessment of possible failure scenarios. An individual business resumption plan has been drafted for each core business process under every failure scenario rated medium or high risk.

   A Remediation Contingency Plan is in place and will be implemented in the event that a critical system will not meet regulatory deadlines for renovation, validation or implementation. Management is confident that the Remediation Contingency Plan will not need to be implemented, as all critical systems have been renovated, validated and implemented within required time frames.

   Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because the majority of the Company's loan portfolio consists of loans to individuals and small business enterprises, management believes that year 2000 issues will not impair the ability of the Company's borrowers to repay their debt.

   There can be no assurances that the Company's year 2000 plan will effectively address the year 2000 issue, that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations. However, management of the Company is confident of its ability to complete the transition into the next century with minimal disruption of normal service levels.

   The Company received an OCC year 2000 exam in October, 1998 and is scheduled for a second on-site OCC Y2K examination in April, 1999.

Effect of Inflation and Changing Prices

   The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7:  FINANCIAL STATEMENTS
_____________________________

Audit Committee's Report

Dear Stockholder:

   The Audit Committee of the Board of Directors is composed of independent directors. The members of the Audit Committee are: William C. Robinson, Chairman, Laurance H. Davis, Jr., and Robert A. Kerr. The Committee held three meetings during fiscal year 1998.

   The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. In fulfilling its responsibility, the Committee recommended to the Board of Directors the Company's independent public accountant. The Audit Committee discussed with the Company's independent public accountants the overall scope and specific plans for its audit. The Committee also discussed the Company's financial statements and the adequacy of the internal controls.

   The independent auditors and representation of management meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of the system of internal controls and the overall quality of the organization's financial reporting. The meetings also were designed to facilitate any private communication with the Committee desired by the independent public accountants.

/s/ William C. Robinson
------------------------
William C. Robinson
Audit Committee
March 22, 1999

                FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
                ==========================================

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

                                                                       PAGE
                                                                       ----
    Independent Auditors' Report                                        30
    Consolidated Balance Sheets at December 31, 1998 and 1997           31
    Consolidated Statements of Income for the Years Ended
      December 31, 1998, 1997 and 1996                                 32-33
    Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 1998, 1997 and 1996             34-35
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996                                 36-37
   Notes to Consolidated Financial Statements                          38-66

                   [LETTERHEAD OF J.W. HUNT AND COMPANY, LLP]

                       INDEPENDENT AUDITORS' REPORT
                       ============================


To the Stockholders and the Board of Directors
FirstBancorporation, Inc.
Beaufort, South Carolina


We have audited the accompanying consolidated balance sheets of FirstBancorporation, Inc., and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstBancorporation, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 23 to the consolidated financial statements, on March 4, 1999, the Company's Board of Directors entered into a merger agreement whereby the Company will be merged into another company.

                                    /s/ J.W. Hunt and Company, LLP

Columbia, South Carolina
February 10, 1999
(except for Note 23, as to which
the date is March 4, 1999)

                FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
                ------------------------------------------
           CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------
                                                        1998           1997
                     ASSETS                             ----           ----
                     ------
Cash and amounts due from banks                  $   4,088,540  $   4,126,603
Interest-bearing deposits with banks                 4,665,410      1,968,995
                                                 ----------------------------
            Total cash and cash equivalents          8,753,950      6,095,598
Interest-bearing time deposits with banks            2,099,000         99,000
Securities available-for-sale                        9,066,478      2,182,412
Real estate loans held-for-sale                      1,740,365        676,279
Loans receivable - net of loans in process          83,442,732     80,792,015
   Less, allowance for loan losses                    (859,456)      (728,043)
                                                 ----------------------------
            Loans receivable, net                   82,583,276     80,063,972
                                                 ----------------------------
Accrued interest receivable                            595,812        555,537
Premises and equipment, net                          1,932,254      1,288,233
Foreclosed real estate                                  39,559        126,500
Deferred organization costs                                  -        123,233
Deferred tax asset                                     337,050        263,987
Prepaid expenses and other assets                      346,396        224,064
                                                 ----------------------------
            Total assets                         $ 107,494,140  $  91,698,815
                                                 ============================
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
   Demand deposits:
      Non interest-bearing                       $   6,955,291  $   7,129,011
      Interest-bearing                              38,717,943     27,479,190
                                                 ----------------------------
            Total demand deposits                   45,673,234     34,608,201
   Savings deposits                                  4,565,381      5,176,093
   Time deposits                                    37,514,044     37,677,994
                                                 ----------------------------
            Total deposits                          87,752,659     77,462,288
   Federal Home Loan Bank advances                   4,250,000      5,050,000
   Note payable                                      2,100,000              -
   Amounts due to depository institutions
    (non interest-bearing)                             489,573        305,315
   Advance payments by borrowers for taxes and
    insurance                                           84,872         54,630
   Accrued liabilities:
      Interest payable                                 280,129        208,410
      Expenses payable                                 166,252        173,025
      Other                                            246,002        464,146
                                                 ----------------------------
            Total liabilities                       95,369,487     83,717,814
                                                 ----------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock - $0.01par value, shares
    authorized - 1,000,000, issued and
    outstanding - none
   Common stock - $0.01 par value, shares
    authorized - 2,000,000, issued and
    outstanding - 887,637 - 1998; issued
    and outstanding - 690,323 - 1997                     8,876          6,903
   Additional paid-in capital                        9,622,883      6,248,777
   Accumulated other comprehensive income (loss)       (12,948)       (14,497)
   Retained earnings                                 2,505,842      1,739,818
                                                 ----------------------------
            Total stockholders' equity              12,124,653      7,981,001
                                                 ----------------------------
      Total liabilities and stockholders'
       equity                                    $ 107,494,140  $  91,698,815
                                                 ============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
-------------------------------------------------------------------------
STATEMENTS
----------

                FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
                ------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 1998, 1997, AND
1996
------------------------------------------------------------------------------
                                             1998          1997       1996
INTEREST AND DIVIDEND INCOME:                ----          ----       ----
   Interest on loans                 $  7,156,521  $  7,281,594  $  6,634,443
   Interest on securities
    available-for-sale                     92,956       104,175       119,322
   Other interest income                  545,781       108,765       120,362
   Dividends - Federal Reserve Bank and
      Federal Home Loan Bank               52,630        47,555        45,931
      Total interest and dividend    ----------------------------------------
       income                           7,847,888     7,542,089     6,920,058
INTEREST EXPENSE:                    ----------------------------------------
   Deposits                             3,340,727     3,215,938     3,125,187
   Federal Home Loan Bank advances        171,154       206,747       155,460
   Note payable                            53,375             -             -
                                     ----------------------------------------
            Total interest expense      3,565,256     3,422,685     3,280,647
                                     ----------------------------------------
NET INTEREST INCOME                     4,282,632     4,119,404     3,639,411
PROVISION FOR LOAN LOSSES                 200,000       165,000       162,000
NET INTEREST INCOME AFTER PROVISION  ----------------------------------------
   FOR LOAN LOSSES                      4,082,632     3,954,404     3,477,411
NONINTEREST INCOME:                  ----------------------------------------
   Loan related fees                      519,797       210,522       116,180
   Other service charges and fees         908,462       700,468       577,077
   Rental income                           54,898        40,915        43,603
                                     ----------------------------------------
            Total noninterest income    1,483,157       951,905       736,860
NONINTEREST EXPENSES:                ----------------------------------------
   Compensation and benefits            2,108,575     1,755,139     1,553,094
   Occupancy                              400,294       291,413       275,314
   Insurance                               99,817        93,910       617,948
   Furniture and equipment                307,801       259,928       234,915
   Data processing                        145,397       152,042       156,330
   Item processing and bank charges       209,866       187,135       119,380
   Professional fees                      102,472       107,791       115,973
   Supplies and printing                  129,624       103,144        70,275
   Marketing                              143,686        87,393        61,942
   Telephone and postage                  139,600       119,477       101,552
   Automobile                               8,525         7,598         8,787
   Regulatory fees                         37,558        36,158        34,532
   Automated teller system                 49,336        43,232        13,667
   Other expenses                         295,904       133,952        27,253
                                     ----------------------------------------
            Total noninterest expenses  4,178,455     3,378,312     3,390,962
INCOME BEFORE PROVISION FOR INCOME   ----------------------------------------
   TAXES AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE       1,387,334     1,527,997       823,309
PROVISION FOR INCOME TAXES                531,071       580,639       322,498
INCOME BEFORE CUMULATIVE EFFECT OF A ----------------------------------------
   CHANGE IN ACCOUNTING PRINCIPLE         856,263       947,358       500,811
CUMULATIVE EFFECT OF A CHANGE IN     ----------------------------------------
   ACCOUNTING PRINCIPLE, NET OF TAX        90,239             -             -
                                     ----------------------------------------
NET INCOME                           $    766,024  $    947,358  $    500,811
                                     ========================================
                                                             (Continued) - 1.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 1998, 1997, AND
1996
------------------------------------------------------------------------------
                                             1998          1997       1996
                                             ----          ----       ----
Average number of common shares
 outstanding                              758,052       690,285       686,042

Average number of common shares
 outstanding, assuming dilution           815,898       735,507       725,813

Earnings per common share:

    Income per share before
     cumulative effect of a
     change in accounting principle  $       1.13  $       1.37  $       0.73

    Per share for cumulative effect
     of a change in accounting
     principle, net of tax                  (0.12)
                                     ----------------------------------------
    Net income per share             $       1.01  $       1.37  $       0.73
                                     ========================================
Earnings per common share, assuming
 dilution:

    Income per share before
     cumulative effect of a
     change in accounting principle  $       1.05  $       1.29  $       0.69

    Per share for cumulative effect
     of a change in accounting
     principle, net of tax                  (0.11)
                                     ----------------------------------------
    Net income per share             $       0.94  $       1.29  $       0.69
                                     ========================================

                                                             (Concluded) - 2.

                                   FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
                                   ------------------------------------------

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY,
                                   YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
---------------------------------------------------------------------------------------------------------
---
                                                                             ACCUMULATED
                                COMMON STOCK      ADDITIONAL                    OTHER          TOTAL
                             NUMBER                 PAID-IN      RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                            OF SHARES   AMOUNT      CAPITAL      EARNINGS   INCOME (LOSS)     EQUITY
                            ---------   ------      -------      --------   -------------     ------
Balance
   December 31, 1995         595,848  $     5,958  $ 5,037,021  $ 1,493,810  $   (19,325) $ 6,517,464

Issuance of 29,738
   shares of stock for
   5% stock dividend          29,738          298      386,295     (386,593)           -            -

Stock options exercised        2,001           20       17,990            -            -       18,010
                                                                                           ----------
Comprehensive income:
   Net income                      -            -            -      500,811            -      500,811

   Change in unrealized
      loss on securities
      available-for-sale, net
      of applicable deferred
      income taxes                 -            -            -            -        8,394        8,394
                                                                                           ----------
         Total comprehensive
            income                 -            -            -            -            -      509,205
                             ------------------------------------------------------------------------
Balance,
   December 31, 1996         627,587        6,276    5,441,306    1,608,028      (10,931)   7,044,679

Stock issuance cost                -            -       (7,470)           -            -       (7,470)

Issuance of 62,736
   shares of stock for
  10% stock dividend          62,736          627      814,941     (815,568)           -            -
                                                                                           ----------
Comprehensive income:
   Net income                      -            -            -      947,358            -      947,358

   Change in unrealized
      loss on securities
      available-for-sale, net
      of applicable deferred
      income taxes                 -            -            -            -       (3,566)      (3,566)
                                                                                           ----------
        Total comprehensive
           income                  -            -            -            -            -      943,792
                             ------------------------------------------------------------------------

                                                                                         (Continued) - 1.

                                                         34

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY,
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
---------------------------------------------------------------------------------------------------------
---
                                                                             ACCUMULATED
                                COMMON STOCK      ADDITIONAL                    OTHER          TOTAL
                             NUMBER                 PAID-IN      RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                            OF SHARES   AMOUNT      CAPITAL      EARNINGS   INCOME (LOSS)     EQUITY
                            ---------   ------      -------      --------   -------------     ------
Balance,
   December 31, 1997         690,323  $     6,903  $ 6,248,777  $ 1,739,818  $   (14,497) $ 7,981,001

Sale of shares               193,422        1,934    3,450,684            -            -    3,452,618

Stock options exercised        3,892           39       38,042            -            -       38,081

Stock issuance cost                -            -     (114,620)           -            -     (114,620)
                                                                                           ----------
 Comprehensive income:
   Net income                      -            -            -      766,024            -      766,024

   Change in unrealized
      loss on securities
      available-for-sale, net
      of applicable deferred
      income taxes                 -            -            -            -        1,549        1,549
                                                                                           ----------
        Total comprehensive
           income                  -            -            -            -            -      767,573
                             ------------------------------------------------------------------------
Balance,
   December 31, 1998         887,637        8,876    9,622,883    2,505,842      (12,948)  12,124,653
                             ========================================================================
                                                                                          (Concluded) -
2.

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
          -------------------------------------------------------------------------------------

                                                         35

                FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
                ------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS, YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------
                                              1998         1997         1996
Cash flows from operating activities:         ----         ----         ----
   Net income                           $   766,024  $   947,358  $   500,811
   Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
 Amortization of deferred loan fees
  and discounts                             (63,854)     (27,018)      (3,654)
     Provision for loan losses              200,000      165,000      162,000
     Depreciation and amortization          469,506      266,762      202,949
     Deferred income taxes                  (73,063)     (78,815)     (43,992)
     Gain on sales of loans to investors   (326,073)    (146,632)    (101,573)
 Originations of loans sold to
  investors                             (26,139,168) (14,164,921)  (7,521,386)
 Proceeds from sales of loans to
  investors                              26,465,241   14,311,553    7,622,959
 Disbursements on loans serviced
  for others                             (7,514,304)  (1,611,484) (1,227,215)
    Receipts on loans serviced for
     others                               3,232,079    1,710,947    1,226,719
 Gain on sale of foreclosed real estate      (6,859)      (4,573)     (50,393)
     Net change in:
  Interest receivable                        40,275      (53,125)      (5,967)
  Prepaid expenses and other assets        (307,794)     (56,888)     (65,965)
  Real estate loans held for sale        (1,064,086)     (12,963)    (411,966)
  Accrued interest payable                   71,719       89,351       14,398
  Accrued expenses                           (6,773)     (40,543)     162,695
  Other liabilities                        (218,144)     284,913       56,585
                                       --------------------------------------
 Net cash provided (used) by operating
   activities                            (4,475,274)   1,578,922      517,005
                                       --------------------------------------
Cash flows from investing activities:
   Purchases of securities available-
    for-sale                            (12,284,468)     (98,602)     (97,315)
   Purchases of interest-bearing time
    deposits with banks                  (2,000,000)           -            -
   Maturities of interest-bearing time
    deposits with banks                           -      100,177            -
   Proceeds from sales and maturities
    of securities available-for-sale      7,700,927      387,060      350,613
   Purchases of Federal Home Loan Bank
    stock and dividends received            (18,400)           -     (103,800)
   Purchases of Federal Reserve Bank
    stock                                  (198,450)          -             -
   Loans originations and principal
    collections, net                       (480,751)  (2,193,574)  (6,546,392)
   Proceeds from sales of foreclosed
    real estate                             161,887      149,534      530,500
   Additions to premises and equipment     (928,065)    (387,101)    (293,894)
        Net cash used by investing     --------------------------------------
         activities                      (8,047,320)  (2,042,506)  (6,160,288)
                                       --------------------------------------
Cash flows from financing activities:
   Net increase in demand deposit
    accounts                             11,065,033    1,566,985    3,631,534
   Net decrease in savings deposit
    accounts                               (610,712)    (793,429)  (1,329,939)
   Net increase (decrease) in time
    deposits                               (163,954)  (1,611,287)   1,093,499
   Proceeds from Federal Home Loan Bank
    advances                              5,000,000   16,450,000   15,150,000
   Repayment of Federal Home Loan Bank
    advances                             (5,800,000) (17,000,000) (10,550,000)
   Proceeds from note payable             2,100,000            -            -
   Increase (decrease) in amounts due
    to depository institutions              184,258      105,198      (37,973)
   Increase (decrease) in advance
     payments by borrowers for
     taxes and insurance                     30,242      (21,843)      (7,188)
   Proceeds from issuance of common
    stock                                 3,452,618            -            -
   Stock issuance costs                    (114,620)      (7,470)           -
   Proceeds from stock options exercised     38,081           -        18,010
Net cash provided (used) by financing  --------------------------------------
 activities                              15,180,946   (1,311,846)   7,967,943
                                       --------------------------------------
                                                            (Continued) - 1.

                                       36
PAGE

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS,
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------
                                              1998         1997         1996
                                              ----         ----         ----
Net increase (decrease) in cash and
 cash equivalents                       $ 2,658,352  $(1,775,430) $ 2,324,660

Cash and cash equivalents at beginning
 of year                                  6,095,598    7,871,028    5,546,368
                                        -------------------------------------
Cash and cash equivalents at end
 of year                                $ 8,753,950  $ 6,095,598  $ 7,871,028
                                        =====================================
Supplemental disclosure of cash flow
 information:

Cash paid for:
  Interest on deposits and borrowings   $ 3,493,537  $ 3,333,334  $ 3,110,789
                                        =====================================
  Income taxes                          $   611,921  $   637,505  $   400,160
                                        =====================================
Supplemental disclosures of noncash
 investing activities:

  Non-cash transfers during the year
   for transfer of loans receivable
   to foreclosed real estate            $    58,387  $    43,951  $   264,752
                                        =====================================

                                                             (Concluded) - 2.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
-------------------------------------------------------------------------
STATEMENTS
----------

               FIRSTBANCORPORATION, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION:

FirstBancorporation, Inc. (the Company) was organized under the laws of the State of South Carolina on February 28, 1995, for the purpose of becoming a bank holding company for FirstBank, N.A. (FirstBank).

In 1996, First Securities Corporation (FSC) was incorporated in South Carolina. FSC was organized to provide alternative investment services in FirstBank's service area. FSC began operations in the second quarter of 1997 and is a wholly-owned subsidiary of FirstBank.

In September 1998, FirstBank of the Midlands (FBM) commenced operations in Columbia, South Carolina, following approval by the Comptroller of the Currency and other regulators. Upon completion of its organization, the common stock of FBM was acquired by the Company.

FirstBank and FBM (the Banks) operate as wholly-owned subsidiaries of the Company. The Banks provide a variety of financial services to individuals and small to middle-market businesses located within Beaufort County and Richland County, South Carolina and surrounding areas. The Banks' primary deposit products are savings and term certificate accounts and their primary lending products are consumer and residential and commercial mortgage loans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and with the prevailing practices within the banking industry.

     PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstBank and FBM. All significant intercompany balances and transactions have been eliminated in consolidation.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

     SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

Most of the Company's activities are with customers located within Beaufort and Richland Counties and surrounding areas in South Carolina. Note 4 discusses the types of securities in which the Company invests. The types of lending that the Company engages in is discussed in Note 5. The Company does not have any significant concentrations to any one industry or customer.

     CASH AND CASH EQUIVALENTS:

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, time deposits and federal funds sold, all of which mature within ninety days.

     SECURITIES AVAILABLE-FOR-SALE:

Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are recorded on the trade date and are determined using the specific identification method. Federal Home Loan Bank
(FHLB) and Federal Reserve Bank (FRB) stock are carried at cost.

Premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities.

     LOANS HELD FOR SALE:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     LOANS HELD FOR SALE (CONTINUED):

FirstBank originates loans for sale in the secondary market generally without recourse under commitments or other arrangements in place prior to loan origination. Sales are completed at or near the loan origination date. All fees and other income from these activities are recognized in income when loan sales are completed.

     LOANS RECEIVABLE:

The Banks grant mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Beaufort County. The ability of the Banks' debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Banks' service areas.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Banks do not separately identify individual consumer and residential loans for impairment disclosures.

     MORTGAGE SERVICING:

Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Mortgage servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Mortgage servicing rights were not impaired at December 31, 1998 and 1997.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     FORECLOSED REAL ESTATE:

Real estate properties acquired through foreclosure or in full or partial satisfaction of the related loan are to be sold and are initially recorded at fair value, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance (if any) are included in other expenses.

     PREMISES AND EQUIPMENT:

Land is stated at cost. Office equipment, furnishings, and buildings are stated at cost less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 31-1/2 years for buildings and three to five years for furniture and equipment.

     TRANSFERS OF FINANCIAL ASSETS:

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

     MARKETING EXPENSES:

The costs of marketing are expensed as incurred.

     DEFERRED ORGANIZATION COSTS, PREOPENING COSTS AND STOCK
       OFFERING COSTS:

The Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" in 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this SOP is reported as the cumulative effect of a change in accounting principle. Adopting this SOP resulted in net income decreasing $90,239 and basic earnings per common share and diluted earnings per common share declining $0.12 and $0.11, respectively, in 1998.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     DEFERRED ORGANIZATION COSTS, PREOPENING COSTS AND STOCK
       OFFERING COSTS (CONTINUED):

Prior to adopting this SOP, deferred organization costs were amortized using the straight-line method. Preopening costs associated with the organization of FBM were expensed as incurred.

Stock offering costs have been charged to additional paid-in capital.

     AMOUNTS DUE TO DEPOSITORY INSTITUTIONS:

The Banks invest excess funds on deposit at other depository institutions (including amounts intended for payment of issued and outstanding checks) on a daily basis in overnight interest-bearing accounts. Accordingly, issued and outstanding checks are recorded as a liability.

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

     RETIREMENT PLAN:

FirstBank has a contributory 401(k) plan covering substantially all employees. Contributions to the plan are made on a matching basis of 75% up to a maximum of 6% of employees' plan contributions. Contributions to the plan totaled approximately $40,000, $31,000 and $18,000 for 1998, 1997 and 1996,
respectively.

     LEASE COMMITMENTS:

FirstBank has entered into operating lease agreements for land, buildings, and equipment used in operations. The agreements expire over various terms with the longest such term extending to the year 2013. Certain of the leases are subject to rent escalation provisions. In addition, FirstBank pays maintenance, property taxes and insurance on the leased properties.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     STOCK COMPENSATION PLANS:

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

     EARNINGS PER COMMON SHARE:

Basic earnings per common share represent income available to common stockholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. All common share and per share amounts have been restated to reflect stock dividends.

The computation of basic and diluted earnings per common share is shown as follows:

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                 1998       1997       1996
                                                 ----       ----       ----
EARNINGS PER COMMON SHARE:

   Net income applicable to common stock     $ 766,024   $ 947,358  $ 500,811
                                             ================================
   Weighted average shares outstanding         758,052     690,285    686,042
                                             ================================
   Basic earnings per common share           $    1.01   $    1.37  $    0.73
                                             ================================

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     EARNINGS PER COMMON SHARE (CONTINUED):

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                 1998       1997       1996
                                                 ----       ----       ----
EARNINGS PER COMMON SHARE,
 ASSUMING DILUTION:

  Net income applicable to common stock      $ 766,024   $ 947,358  $ 500,811
                                             ================================
  Weighted average shares outstanding          758,052     690,285    686,042

  Common stock equivalents - stock options      57,846      45,222(a)  39,771
                                             --------------------------------
    Total                                      815,898     735,507    725,813
                                             ================================
  Earnings per common share, assuming
   dilution                                  $    0.94   $    1.29  $    0.69
                                             ================================

(a) Options to purchase 3,500 shares of common stock were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares for 1997.

     COMPREHENSIVE INCOME:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity. Currently, the Company's only component of Other Comprehensive Income is its unrealized losses on securities available-for-sale.

     FINANCIAL INSTRUMENTS:

Credit-related financial instruments - In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     SEGMENTS:

FirstBancorporation, Inc. through its banking subsidiaries, FirstBank and FMB, provides a broad range of financial services to individuals and companies in South Carolina. These services include demand, time, and savings deposits; lending services; ATM processing; and similar financial services. While the Company's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

     FAIR VALUES OF FINANCIAL INSTRUMENTS:

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:

     Cash and short-term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

     Securities available-for-sale. Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices.

     Real estate loans held-for-sale. Fair values of real estate loans held-for-sale are based on carrying values.

     Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED):

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

     Federal Home Loan Bank advances and note payable. Fair value of the advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

     Accrued interest and amounts due to depository institutions. The carrying amounts approximate their fair values.

     Off-balance-sheet instruments. Fair values for off-balance-sheet, credit-related financial instruments, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

     ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for 2000. This Statement Establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative, that is gains and losses, depends on the intended use of the derivative and the resulting designation. The adoption of this Statement in 2000 is not expected to have a material effect on the Company's consolidated financial statements.

Statements of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. This Statement is effective in 1999 and is not expected to have a material effect on the Company's consolidated financial statements.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     OTHER:

Certain amounts previously reported have been restated in order to conform with current year presentation. Such reclassifications had no effect on net income.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

As a member of the Federal Reserve System, the Banks are required by regulation to maintain an average cash reserve balance with the FRB or in vault cash. The average daily reserve balance requirement for December 31, 1998 and 1997, was met by vault cash held by the Banks.

At December 31, 1998, the Banks had due from bank balances in excess of federally insured limits of approximately $608,000. Management believes the risk associated with exceeding these limits is balanced by the stability of the depository institutions involved.

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE:

Securities available-for-sale consist of the following:

                                   ....................1998...................
                                               GROSS
                                               UNREA-      GROSS
                                    AMORTIZED  LIZED    UNREALIZED    FAIR
                                      COST     GAINS      LOSSES      VALUE
                                      ----     -----      ------      -----

Mortgage-backed securities          $4,121,368   $  -   $(20,884)  $4,100,484
U.S. Government securities           4,070,744      -          -    4,070,744
Federal Home Loan Bank
 stock                                 566,500      -          -      566,500
Federal Reserve Bank stock             328,750      -          -      328,750
                                    -----------------------------------------
   Total                             9,087,362      -    (20,884)   9,066,478
                                    =========================================

                                   ....................1997...................
                                               GROSS
                                               UNREA-      GROSS
                                    AMORTIZED  LIZED    UNREALIZED    FAIR
                                      COST     GAINS      LOSSES      VALUE
                                      ----     -----      ------      -----
Mortgage-backed securities         $ 1,428,793   $  -   $(23,383)  $1,405,410
U.S. Government securities              98,602      -          -       98,602
Federal Home Loan Bank
 stock                                 548,100      -          -      548,100
Federal Reserve Bank stock             130,300      -          -      130,300
                                    -----------------------------------------
   Total                             2,205,795      -    (23,383)   2,182,412
                                    =========================================

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE (CONTINUED):

The mortgage-backed securities held at December 31, 1998, consist of GNMA Adjustable Rate Mortgage Securities (ARMS) and mature generally between 10 and 24 years and FNMA fixed rate loans with maturities of 10 years. Such securities held at December 31, 1997 consist solely of GNMA ARMS. The actual lives of these securities may be shorter as a result of prepayments. The U.S. Government securities mature in 1999. Other securities consist of the required capital stock of the FHLB and the FRB and have no contractual maturity.

There were no realized gains or losses on sales of investment securities during the three-year period ending December 31, 1998.

At December 31, 1998 and 1997, the FHLB stock was pledged as collateral on the FHLB advances and securities with carrying values of approximately $873,000 and $1,154,000, respectively, were pledged to secure public deposits and for other purposes as required and permitted by law.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1998 follows:

                                               AVAILABLE FOR SALE
                                               ------------------
                                           AMORTIZED
                                             COST          FAIR VALUE
                                             ----          ----------
Within 1 year                             $4,070,744       $4,070,744
Over 1 year through 5 years                        -                -
After 5 years through 10 years                     -                -
Over 10 years                                895,250          895,250
                                          ----------       ----------
                                           4,965,994        4,965,994
Mortgage-backed securities                 4,121,368        4,100,484
                                          ----------       ----------
    Total                                 $9,087,362       $9,066,478
                                          ==========       ==========

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE:

Loans receivable at December 31, 1998 and 1997, consisted of the following:

                                                     1998         1997
                                                     ----         ----
Mortgage loans:
 Permanent                                      $57,817,138    $60,522,713
 Construction                                     8,656,783      5,949,087
                                                --------------------------
    Total mortgage loans                         66,473,921     66,471,800
                                                --------------------------
Other loans:
 Consumer loans                                   7,436,023      9,527,554
 Commercial loans                                 9,532,788      4,792,661
                                                --------------------------
    Total other loans                            16,968,811     14,320,215
                                                --------------------------
    Loans receivable                            $83,442,732    $80,792,015
                                                ==========================

Loans receivable above are net of approximately $116,000 and $97,000, representing deferred loan origination fees net of related costs at December 31, 1998 and 1997, respectively. These deferred fees are primarily attributable to permanent mortgage loans.

Loans receivable consists principally of adjustable rate residential first mortgage loans to individuals for single family homes in the northern two-thirds of Beaufort County. At December 31, 1998, the total loan portfolio included adjustable rate loans totaling approximately $17.5 million, having interest rate adjustments indexed to prime, and approximately $31.3 million of adjustable rate loans, having interest rate adjustments indexed to the one or three year U.S. Treasury bill adjusted to a constant maturity. Future market factors may, in certain instances, affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits and FHLB advances that have been primarily utilized to fund these loans.

Transactions in the allowance for loan losses are summarized as follows:

                                             1998         1997         1996
                                             ----         ----         ----
Beginning balance                         $ 728,043   $ 630,557    $ 470,198
Provision (charged to income)               200,000     165,000      162,000
Recoveries of charge-offs                     3,262       5,000       26,993
Charge-offs                                 (71,849)    (72,514)     (28,634)
                                          ----------------------------------
Ending balance                            $ 859,456   $ 728,043    $ 630,557
                                          ==================================

Real estate mortgage loans include investments of approximately $544,000 and $663,000 in participating interests on loans originated and serviced by other financial institutions as of December 31, 1998 and 1997, respectively.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE (CONTINUED):

The following is a summary of information pertaining to impaired loans:

                                                       DECEMBER 31,
                                                   1998            1997
                                                   ----            ----
Impaired loans without a valuation allowance    $ 170,151       $  73,081
Impaired loans with a valuation allowance          26,264         213,662
                                                ---------       ---------
Total impaired loans                            $ 196,415       $ 286,743
                                                =========       =========
Valuation allowance related to impaired loans   $   2,626       $  55,970
                                                =========       =========

                                                 YEARS ENDED DECEMBER 31,
                                              1998         1997        1996
                                              ----         ----        ----
Average investment in impaired loans        $207,373     $392,316   $261,613
                                            ========     ========   ========
Interest income recognized on
 impaired loans                             $ 13,928     $ 32,359   $ 26,263
                                            ========     ========   ========
Interest income recognized on a cash
 basis on impaired loans                    $ 13,928     $ 32,359   $ 26,263
                                            ========     ========   ========

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 6 - SERVICING:

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others totaled approximately $14,456,000 and $10,798,000 at December 31, 1998 and 1997, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 1998 and 1997, was $72,452 and $41,152, respectively. The fair values of these rights were approximately $72,300 and $41,100, respectively. The fair value of servicing rights was determined using a discount rate of 8% and a prepayment speed of 14.3%. No valuation allowances were required.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 6 - SERVICING (CONTINUED):

The following summarizes mortgage servicing rights capitalized and amortized:

                                               YEARS ENDED DECEMBER 31,
                                                 1998           1997
                                                 ----           ----
Mortgage servicing rights capitalized         $ 50,402       $ 42,776
                                              ========       ========
Mortgage servicing rights amortized           $ 19,102       $  1,624
                                              ========       ========

NOTE 7 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1998 and 1997, consists of the following:

                                                   1998             1997
                                                   ----             ----
Cost:
  Land                                         $   497,656     $   251,000
  Buildings and leasehold improvements             646,965         461,576
  Equipment and furnishings                      2,319,965       1,820,046
                                               ---------------------------
    Total cost                                   3,464,586       2,532,622
  Less, accumulated depreciation and
   amortization                                 (1,532,332)     (1,244,389)
                                               ---------------------------
    Premises and equipment - net               $ 1,932,254     $ 1,288,233
                                               ===========================

Depreciation expense charged to operations was $284,044, $245,995 and $182,662 in 1998, 1997, and 1996, respectively.

NOTE 8 - LEASES:

FirstBank leases its main office facility and additional office space and parking under a noncancelable operating lease from a partnership in which certain of FirstBank's directors are partners. FirstBank has also entered into a lease with a director of FirstBank for a branch facility on Lady's Island, South Carolina. The leases require FirstBank to pay for all utilities, property taxes and hazard insurance related to the leased properties.

The main office facility lease provides for a lease term of 20 years, expiring in 2013. The lease is subject to rent escalation provisions which are computed every five years during the life of the lease. The Lady's Island branch facility lease provides for a five-year lease expiring in 2003.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 8 - LEASES (CONTINUED):

FBM leases office space under a noncancellable operating lease with an initial term of 5 years beginning on September 1, 1998. The lease terms provide for three, three-year renewal options. The landlord is responsible for improvements and property taxes on the leased property up to the amount paid for 1997 taxes. FBM is required to pay any property tax increases over 1997 taxes. Annual base rent in lease years one through five is $90,750. Subsequent lease renewals will increase lease payments by the greater of 12.5% or the increase in the Consumer Price Index.

Aggregate future minimum lease payments under all operating leases are as follows:

           Year ending December 31:
                   1999                         $   262,011
                   2000                             262,011
                   2001                             262,011
                   2002                             262,011
                   2003                             229,172
                Thereafter                        1,137,532
                                                -----------
                   Total minimum payments       $ 2,414,748
                                                ===========

Total rental expense for the years ended December 31, 1998, 1997 and 1996, was approximately $193,000, $161,000 and $161,000, respectively.

NOTE 9 - DEPOSITS:

Certificates of deposits, each with a minimum denomination of $100,000, totaled approximately $10.3 million and $8.8 million at December 31, 1998 and 1997, respectively.

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows (in thousands of dollars):

                   1999                         $    32,219
                   2000                               5,008
                   2001                                 287
                                                -----------
                                                $    37,514
                                                ===========

As a former federal savings bank, FirstBank's deposits are insured by the Savings Association Insurance Fund (SAIF) of the FDIC. To recapitalize the reserves of SAIF, a special assessment on institutions with SAIF-insured deposits was approved by the U.S. Congress. FirstBank expensed approximately $445,000 for the special assessment during 1996.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES:

FirstBank has an $11 million line-of-credit with the FHLB of Atlanta. At December 31, 1998 and 1997, advances from the FHLB of Atlanta totaled $4.25 million and $5.05 million, respectively.

At December 31, 1998, the maturity dates and interest rates on the advances were as follows (in thousands of dollars):

      MATURITY DATE         INTEREST RATE AND TYPE      ADVANCE AMOUNT
      -------------         ----------------------      --------------

 June 2001                       6.92% fixed             $   250,000
 June 2003 (callable June
  2000)                          5.40% fixed               1,000,000
 June 2008 (callable June
  2003)                          5.51% fixed               3,000,000
                                                          ----------
                                                          $4,250,000
                                                          ==========

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

Such advances during 1998 and 1997 are summarized as follows:

                                                1998            1997
                                                ----            ----
Maximum amount of advances at any
 month end                                  $4,300,000      $6,300,000
                                            ==========================
Average borrowings during the year          $2,954,000      $3,428,000
                                            ==========================
Weighted average interest rate
 during the year                                  5.79%           6.03%
                                            ==========================

NOTE 11 - NOTE PAYABLE:

In connection with the organization of FBM, the Company borrowed $2,100,000 from a bank in August 1998. The loan principal is scheduled for repayment monthly over five years, beginning October 1, 2003, and is subject to repayment prior to consummation of the merger (see Note 23). Interest is due monthly beginning October 1, 1998, through maturity in September 2008, at a variable rate of prime less one percent (7.5% at December 31, 1998). The common stock of each Bank serves as collateral.

The loan agreement contains certain loan convenants that, among other things, place limits on additional borrowings and capital expenditures and, require the Company and each subsidiary Bank to maintain their status as "well capitalized" as defined by the regulations. The Company was in compliance with these loan covenants.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES:

The Company files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes for the three years ended December 31, 1998 consists of the following:

                                         1998          1997          1996
                                         ----          ----          ----
Currently payable:
  Federal                              $549,589      $589,579     $336,524
  State                                  55,494        67,690       29,967
                                       -----------------------------------
    Total                               605,083       657,269      366,491
                                       -----------------------------------
Deferred tax benefit:
  Federal                               (44,523)      (70,061)     (40,046)
  State                                 (29,489)       (6,569)      (3,947)
                                       -----------------------------------

    Total                               (74,012)      (76,630)     (43,993)
                                       -----------------------------------
    Total income taxes                 $531,071      $580,639     $322,498
                                       ===================================
    Effective tax rate                     38.3%         38.0%        39.2%
                                       ===================================

The provision for income taxes for 1998, 1997, and 1996 differed from amounts computed by applying the statutory federal rate to income before income taxes as follows:

                                         1998          1997          1996
                                         ----          ----          ----
Income taxes at statutory rate on
  pre-tax income                       $471,694      $519,519     $279,925
  State income taxes, net of
   federal tax benefit                   36,626        40,339       17,173
  Other, net                             22,751        20,781       25,400
                                       -----------------------------------
    Total  provision                   $531,071       $580,639    $322,498
                                       ===================================

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES (CONTINUED):

The sources of deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                   1998           1997
                                                   ----           ----
Deferred tax assets:
  Allowance for loan losses                      $288,611       $254,739
  Start-up costs                                   74,849              -
  State tax net operating loss carryforward        27,503              -
  Deferred loan fees                                    -         34,896
  Unrealized losses on securities available-
   for-sale                                         7,936          8,885
  Other                                             5,981          9,018
                                                 -----------------------
    Total                                         404,880        307,538
                                                 -----------------------
Deferred tax liabilities:
  Federal Home Loan Bank stock dividends          (43,551)       (43,551)
                                                 -----------------------
    Net deferred tax asset before valuation
     allowance                                    364,329        263,987
    Less, valuation allowance                     (24,279)             -
                                                 -----------------------
    Net deferred tax asset                       $337,050       $263,987
                                                 =======================

At December 31, 1998, the Company had net operating loss (NOL) carryforwards for state income tax purposes of approximately $586,000 available to offset future state taxable income. The NOL carryforwards expire in the years 2010 through 2013. The valuation allowance represents management's estimate of the allowance for the NOL deferred tax asset and specifically relates to FirstBancorporation and FMB.

NOTE 13 - STOCK OPTIONS:

Options to purchase shares of the Company's common stock have been granted to its directors and officers. Under the 1996 Stock Option Plan up to 17,325 shares of common stock were authorized to be granted to selected key employees and nonemployee directors in the form of incentive and nonqualified stock options. A committee of the Board of Directors determines the dates options shall be granted and exercised, the period of vesting schedule and the term of the exercise period (not to exceed 10 years). Under the 1987 Non-Qualified Stock Option Plan and 1986 Incentive Stock Option Plan, 112,386 shares of common stock were authorized and granted to outside directors and officers. These options expire in 2006.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS (CONTINUED):

The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                             YEARS ENDED DECEMBER 31,
                                          1998          1997          1996
                                          ----          ----          ----
Net income             As reported      $766,024     $947,358       $500,811
                       Pro forma        $754,441     $912,968       $476,352

Earnings per share -   As reported       $1.01          $1.37          $0.73
 basic                 Pro forma         $1.00          $1.32          $0.69

Earnings per share -
 assuming dilution     As reported       $0.94          $1.29          $0.69
                       Pro forma         $0.92          $1.24          $0.66

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                             YEARS ENDED DECEMBER 31,
                                          1998          1997          1996
                                          ----          ----          ----
Dividend yield                            0.00%         0.00%         0.00%
Expected life                           5-6 years     6-7 years     6-7 years
Expected volatility                         27%           20%           20%
Risk-free interest rate                   5.28%          6.0%          6.0%

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS (CONTINUED):

A summary of the status of the Company's stock option plans is presented below:
                           ......1998......  ......1997...... ......1996......
                                   WEIGHTED          WEIGHTED         WEIGHTED
                                   AVERAGE           AVERAGE          AVERAGE
                                   EXERCISE          EXERCISE         EXERCISE
                           SHARES   PRICE    SHARES   PRICE    SHARES   PRICE
Fixed Options:             ------   -----    ------   -----    ------   -----
 Outstanding at beginning
  of year                  108,464   $ 8.06  105,885   $ 7.85   97,315  $7.76
 Granted                     4,491    16.71    5,700    13.61   10,571   9.60
 Exercised                  (3,892)   11.08        -      -     (2,001)  8.18
 Forfeited                  (4,459)  $ 6.73   (3,121)   10.44        -    -
 Outstanding at end of     -------   ------  -------   ------  -------  -----
  year                     104,604   $ 7.04  108,464   $ 8.06  105,885  $7.85
                           =======           =======           =======
Options exercisable at
 year end                   81,073   $ 7.04   85,739   $ 7.05   76,893  $6.68
Weighted-average fair
 value of options
 granted during the year   $ 16.71           $ 13.61            $ 9.60

Information pertaining to options outstanding at December 31, 1998 is as follows:
                           OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                           -------------------         -------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED              WEIGHTED
                                REMAINING    AVERAGE               AVERAGE
   RANGE OF           NUMBER   CONTRACTUAL   EXERCISE    NUMBER    EXERCISE
EXERCISE PRICES    OUTSTANDING    LIFE         PRICE   EXERCISABLE   PRICE
---------------    -----------    ----         -----   -----------   -----

 $6.41 - $6.73       70,230      5.7 years     $ 6.43     74,689     $ 6.43
$10.30 - $11.82      28,874      6.7 years      10.83     10,443      10.99
$14.00 - $18.00       5,500      8.9 years      15.73        400      14.00
                    -------                               ------
Outstanding at end
 of year            104,604      6.1 years       8.06     85,532     $ 7.02
                    =======                               ======

NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES:

The Banks, as national banks, are subject to certain restrictions regarding the transfer of funds to the Company in the form of cash dividends, loans, or advances. The approval of the OCC is required to pay dividends in excess of the Banks' net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31, 1998, approximately $1,283,000 of the Banks' retained earnings are available for distribution to the Company as dividends without prior regulatory approval.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES
(CONTINUED):

Under FRB regulations, the Banks are also limited as to the amount it may loan to the Company unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Company in the form of loans or advances totaled approximately $2,845,000 at December 3l, 1998.

NOTE 15 - RELATED PARTY TRANSACTIONS:

During 1998 and 1997, FirstBank and in 1998, FBM had loan relationships with certain related parties; principally, directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business. Total loans outstanding to this group (including immediate families and business interests) amounted to $1,462,900 at December 31, 1998, and $1,203,791 at December 31, 1997. During
1998, $1,110,593 of new loans were originated to this group. Repayments of $851,484 were made during 1998.

Related party deposits totaled approximately $3,188,000 and $2,451,000 at December 31, 1998 and 1997, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is involved at times in various litigation arising out of the normal course of business. In the opinion of the Company's legal counsel, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial statements.

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

The Company uses the services of outside software vendors for certain of its data processing applications. Based on discussions with software vendors and the execution of its year 2000 plan to date, management does not expect the cost of addressing any year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

     YEAR 2000 CONSIDERATIONS (CONTINUED):

its reported financial information not to be necessarily indicative of future operating results or future financial condition. Costs to address the year 2000 issue are estimated to total approximately $100,000, of which approximately $65,000 was incurred in 1998.

NOTE 17 - OFF-BALANCE-SHEET ACTIVITIES:

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of the commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 1998 and 1997, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                   CONTRACT AMOUNT
                                                   ---------------

                                                  1998          1997
                                                  ----          ----
Commitments to grant loans                    $ 3,060,000   $ 3,371,000
Unfunded commitments under lines of credit     12,696,000    10,327,000
Commercial and standby letters of credit          493,000       288,000

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates and are generally collateralized by real estate.

Unfunded commitments under lines of credit are generally unfunded balances on loans closed and include unfunded lines on home equity loans, other open ended loans, overdraft protection lines and construction loans. Construction loans are generally for a fixed term and may require a fee to be paid. Lines of credit are generally collateralized by real estate.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 17 - OFF-BALANCE-SHEET ACTIVITIES (CONTINUED):

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially standby letters of credit have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

NOTE 18 - FAIR  VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments at December 31, 1998 and 1997, are as follows:
                                    1998                      1997
                                    ----                      ----
                           CARRYING       FAIR        CARRYING      FAIR
                            AMOUNT        VALUE        AMOUNT       VALUE
                            ------        -----        ------       -----
Financial assets:
  Cash and cash
   equivalents           $ 8,753,950   $ 8,753,950  $ 6,095,598  $ 6,095,598
  Time deposits with
   banks                   2,099,000     2,099,000       99,000       99,000
  Securities available-
   for-sale                9,066,478     9,066,478    2,182,412    2,182,412
  Real estate loans
   held for sale           1,740,365     1,740,365      676,279      676,279
  Loans receivable - net  82,583,276    82,643,199   80,063,972   80,250,247
  Accrued interest
   receivable                595,812       595,812      555,537      555,537

Financial liabilities:
  Deposits                87,752,659    87,909,255   77,462,288   77,529,026
  Federal Home Loan Bank
   advances                4,250,000     4,318,856    5,050,000    5,059,257
  Note payable             2,100,000     2,100,000            -            -
  Amounts due to
   depository
   institutions              489,573       489,573      305,315      305,315
  Accrued interest
   payable                   280,129       280,129      208,410      208,410

Unrecognized financial
 instruments:
  Commitments to grant
   loans                   3,060,000     3,060,000    3,371,000    3,371,000
  Lines-of-credit         12,696,000    12,696,000   10,327,000   10,327,000
  Standby letters of
   credit                    493,000       493,000      288,000      288,000

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 19 - MINIMUM REGULATORY CAPITAL REQUIREMENTS:

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of September 22, 1997, the most recent notifications from the OCC categorized FirstBank as well capitalized under the regulatory framework for prompt corrective action. FBM has not received any notification from the OCC, but was required to be well capitalized. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Banks' categories.

The Company's and the Banks' actual capital amounts and ratios are also presented in the table as follows (in thousands of dollars):

                                                             MINIMUM REQUIRED
                                                               TO BE WELL
                                                               CAPITALIZED
                                          MINIMUM REQUIRED     UNDER PROMPT
                                             FOR CAPITAL        CORRECTIVE
                             ACTUAL       ADEQUACY PURPOSES  ACTION PROVISIONS
                             ------       -----------------  -----------------
                       AMOUNT    RATIO      AMOUNT   RATIO    AMOUNT    RATIO
                       ------    -----      ------   -----    -----     -----
At December 31, 1998:
Tier I Capital (to
 Average Assets):
  Consolidated        $12,131    11.1%     $ 4,359    4.0%   $5,449      5.0%
  FirstBank             8,165     8.2%       4,007    4.0%    5,009      5.0%
  FBM                   4,673    63.1%         296    4.0%      444      5.0%

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 19 - MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED):

                                                             MINIMUM REQUIRED
                                                               TO BE WELL
                                                               CAPITALIZED
                                          MINIMUM REQUIRED     UNDER PROMPT
                                             FOR CAPITAL        CORRECTIVE
                             ACTUAL       ADEQUACY PURPOSES  ACTION PROVISIONS
                             ------       -----------------  -----------------
                       AMOUNT    RATIO      AMOUNT   RATIO    AMOUNT    RATIO
                       ------    -----      ------   -----    -----     -----
At December 31, 1998
   (Continued):
Tier I Capital (to
  Risk Weighted
  Assets):
   Consolidated       $12,131    17.6%     $ 2,752    4.0%   $4,129      6.0%
   FirstBank            8,165    12.8%       2,554    4.0%    3,831      6.0%
   FBM                  4,673   111.4%         168    4.0%      252      6.0%

Total Capital (to
  Risk Weighted
  Assets):
   Consolidated       $12,943    18.8%     $ 5,504    8.0%   $6,881     10.0%
   FirstBank            8,964    14.0%       5,108    8.0%    6,386     10.0%
   FBM                  4,686   111.7%         335    8.0%      419     10.0%

At December 31, 1997:

Tier I Capital (to
  Average Assets):
   Consolidated       $ 7,854     8.7%     $3,608     4.0%   $4,509      5.0%
   FirstBank            7,737     8.6%      3,607     4.0%    4,508      5.0%

Tier I Capital (to
  Risk Weighted
  Assets):
   Consolidated         7,854    12.1%      2,587     4.0%    3,880      6.0%
   FirstBank            7,737    12.0%      2,587     4.0%    3,880      6.0%

Total Capital (to
  Risk Weighted
  Assets):
   Consolidated         8,582    13.3%      5,173     8.0%    6,470     10.0%
   FirstBank            8,465    13.1%      5,173     8.0%    6,467     10.0%

NOTE 20 - first securities corporation:

FSC completed its first year of operations in 1997. Financial information pertaining only to FSC is as follows:

                                                    DECEMBER 31,
                                              1998               1997
                                              ----               ----
Total assets                               $ 61,007           $ 73,000
                                           ========           ========

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 20 - first securities corporation (CONTINUED):

                                              YEARS ENDED DECEMBER 31,
                                              1998               1997
                                              ----               ----
Gross commission income                    $137,797           $ 40,400
                                           ========           ========
Net loss                                   $ 16,446           $ 24,350
                                           ========           ========

NOTE 21 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for FirstBancorporation, Inc.
        (parent company only):

                                          DECEMBER 31,         DECEMBER 31,
                                             1998                 1997
                                             ----                 ----
Balance Sheets:
 Assets:
   Cash                                  $  1,169,835       $     15,586
   Investment in banking subsidiaries      12,832,257          7,864,255
   Other assets                               222,561            109,847
                                         -------------------------------
      Total assets                       $14,224,653        $  7,989,688
                                         ===============================
 Liabilities:
   Amounts due to banking subsidiaries   $         -        $      7,241
   Other liabilities                               -               1,446
   Long-term debt                          2,100,000                   -
   Stockholders' equity                   12,124,653           7,981,001
                                         -------------------------------
      Total liabilities and
       stockholders' equity              $14,224,653        $  7,989,688
                                         ===============================
Statements of Income:
  Dividends from banking subsidiaries    $   860,000        $    100,000
  Interest                                     1,281                   -
                                         -------------------------------
      Total income                       $   861,281        $    100,000
                                         ===============================
Expenses:
  Interest                               $    53,375        $          -
  Compensation                                     -              16,915
  Amortization                                 8,076               7,887
  Other                                       21,027              31,275
                                         -------------------------------
Income before equity in undistributed
 earnings of subsidiaries                    778,803              43,923
Applicable income tax benefit                 20,769              21,310
Equity in undistributed earnings of
 subsidiaries                                (33,548)            882,125
                                         -------------------------------
      Net income                         $   766,024        $    947,358
                                         ===============================

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 21 - CONDENSED FINANCIAL STATEMENTS (CONTINUED):

                                          DECEMBER 31,         DECEMBER 31,
                                             1998                 1997
                                             ----                 ----
Balance Sheets:
 Assets:
   Cash                                  $  1,169,835       $     15,586

Statements of Cash Flows:
 Cash flows from operating activities:
   Net income                            $    766,024       $    947,358
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Amortization expense                      23,090              7,887
     Increase in other assets                 (27,913)           (78,145)
     Increase (decrease) in other
      liabilities                              (8,687)             8,687
     Equity in undistributed earnings
      of subsidiaries                          33,548           (882,125)
       Net cash provided by operating    -------------------------------
        activities                            786,062              3,662
 Cash flows from investing activities:
   Investment in FBM                       (5,107,892)                 -
                                         -------------------------------
 Net cash used in investing activities     (5,107,892)                 -
   Cash flows from financing activities:
     Proceeds from issuance of long-term
      debt                                  2,100,000                  -
     Common stock issued                    3,490,699                  -
     Stock issuance cost                     (114,620)            (7,470)
                                         -------------------------------
   Net cash provided (used) by
    financing activities                    5,476,079             (7,470)
                                         -------------------------------
   Net increase (decrease) in cash and
    cash equivalents                        1,154,249             (3,808)
   Cash at beginning of year                   15,586             19,394
                                         -------------------------------
   Cash at end of year                   $  1,169,835       $     15,586
                                         ===============================

NOTE 22 - OTHER COMPREHENSIVE INCOME:

The components of other comprehensive income and related tax effects are as follows:

                                              YEARS ENDED DECEMBER 31,
                                          1998          1997          1996
                                          ----          ----          ----
Unrealized holding losses on
 available-for-sale securities          $20,846       $23,383       $17,631
Less:  Reclassification adjustment
 for gains (losses) realized in
 income (expense)                             -             -             -
                                        -------       -------       -------

Net unrealized losses                    20,846        23,383        17,631
Tax effect                               (7,898)       (8,886)       (6,700)
                                        -------       -------       -------
Net-of-tax amount                       $12,948       $14,497       $10,931
                                        =======       =======       =======

FIRSTBANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 23 - SUBSEQUENT EVENTS:

The Boards of Directors of the Company and First National Corporation (FNC) approved on March 4, 1999, a merger of the two companies. In the merger, the Company's stockholders will receive 1.222 shares of FNC common stock for each share of the Company's common stock. The merger is anticipated to be accounted for as a pooling-of-interests and a tax-free reorganization. Consummation of the merger is subject to several conditions, including the receipt of applicable regulatory approvals and approval by the stockholders of both companies.


THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING CONSOLIDATED FINANCIAL
---------------------------------------------------------------------------
STATEMENTS
----------

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  None.

PART III
--------

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

   The Company's Board of Directors presently consists of ten directors as required by the Company's Bylaws. The Board of Directors is divided into three classes with staggered terms, and each director is elected for a three-year term after their initial election by shareholders. The executive officers of the Company and the Banks are elected annually and hold office until their respective successors have been elected and qualified or until resignation or removal by the Board of Directors.



   The following table sets forth certain information regarding the Directors and Executive Officers of the Company.

                                                                                      Year First  Year
                                      Principle occupation                             Elected     Term
Name                       Age(1)     During the past five years                       Director   Expires
----                       ------     --------------------------                       --------   -------

Laurance H. Davis, Jr.     69         Secretary of Bundy Appraisal and                 1986(2)    1999
                                      Management, Inc., Beaufort, South
                                      Carolina.

Jerry H. Reeves, III       68         President and owner of Resort                    1993(2)    1999
                                      Services, Inc., Bluffton, South
                                      Carolina, a wholesale bed and
                                      bath linen supplier.

Carson R. Rentz            75         President and owner of Coastal                   1986(2)    1999
                                      Contractors, Inc., Beaufort, South
                                      Carolina, a residential and
                                      commercial construction company.

Richard L. Gray            68         President of Grayco, a lumber and                1986(2)    2000
                                      home products company.

Robert A. Kerr             78         Retired commercial bank executive.               1988(2)    2000

William C. Robinson        57         Certified public accountant,                     1986(2)    2000
                                      Robinson, Grant & Co., P.A.

James A. Shuford, III      47         President and Chief Executive Officer            1993(2)    2000
                                      of the Company; President and
                                      Chief Executive Officer of FirstBank, N.A.
                                      and director of FirstBank of the Midlands, N.A.


                                                                 67

Colden R. Battey, Jr.      63         Chairman of the Board of the                     1986(2)    2001
                                      Company and FirstBank, N.A. and
                                      director of FirstBank of the Midlands,
                                      N.A.; Senior Partner of Harvey & Battey
                                      Law Firm, Beaufort, South Carolina.

Russell L. Jeter          57          President and Owner of Jeter                     1986(2)    2001
                                      Construction Company, Beaufort,
                                      South Carolina, a paving contractor.

James D. Neighbors        68          Retired; President of FirstBank, N.A.            1986(2)    2001
                                      from 1986 to 1993.

--------------
(1)    At December 31, 1998.
(2) Includes prior service on the Board of Directors of FirstBank, N.A. and its predecessor, The Savings Bank of Beaufort County, FSB.

   Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC within prescribed time periods. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

   On September 17, 1998, the Company, on behalf of officers and directors, filed a Form 4 for each of the following directors and officers for shares acquired in its secondary stock offering which closed on August 31, 1998:
Colden R. Battey, Jr., Laurance H. Davis, Jr., Richard L. Gray, Jr.,  Russell
L. Jeter, Robert A. Kerr, James D. Neighbors, Jerry H. Reeves, Carson R. Rentz, William C. Robinson, James A. Shuford, III, James L. Pate, III, Christine W. Beckert, and Richard E. Morgan, Jr. Based solely on its review of the copies of such forms it has received and written representations provided to the Company by the above referenced persons, the Company believes that during the year ended December 31, 1998, all other filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

ITEM 10: EXECUTIVE COMPENSATION

   Summary Compensation Table. The following information is furnished for Mr. Shuford. All compensation is paid by FirstBank, N.A.

                                  Annual Compensation
                        ----------------------------------------
Name and                                            Other Annual    All Other
Position                Year    Salary      Bonus   Compensation  Compensation
                        ----    ------      -----   ------------  ------------

James A. Shuford, III   1998   $117,605    $17,760    $10,259(1)   $ 2,966(2)
President               1997    105,923     15,750      9,467        2,711
                        1996     99,781      4,900      9,510        1,767
------------
(1) Includes health and life insurance premium payments ($6,154) and other perquisites ($4,105).
(2) Consists of matching contribution made by FirstBank, N.A. under the 401(k) Plan.

   Employment Agreement. Effective November 15, 1995, the Company and FirstBank, N.A. entered into an amended and restated employment agreement ("Agreement") with James A. Shuford, III, President and Chief Executive Officer of the Company and FirstBank, N.A., to reflect the addition of the Company as a party to Mr. Shuford's prior employment agreement dated October 20, 1993. The Agreement provides for an 18-month term which is extended each month for an additional month. Currently, all compensation and benefits provided to Mr. Shuford under the Agreement are provided by FirstBank, N.A. The Agreement provides for annual salary review by the Board of Directors of FirstBank, N.A. Mr. Shuford's current base salary is $125,000. In addition, Mr. Shuford is eligible to participate in all benefit or incentive plans which FirstBank, N.A. makes available to similarly situated senior executive officers.

   In the event of Mr. Shuford's termination without cause during the term of the Agreement, FirstBank, N.A. is obligated to continue payment of Mr. Shuford's then current base salary through the expiration of the current term of the Agreement. In the event of Mr. Shuford's involuntary termination following a change in control of the Company or FirstBank, N.A. (as defined in the Agreement), FirstBank, N.A. is obligated to provide Mr. Shuford with a payment equal to 2.999 times the highest base salary payable during any of the five fiscal years preceding his termination. In addition, Mr. Shuford would be eligible to receive continued coverage for a three-year period at FirstBank, N.A.'s expense under its other employee benefit programs. Mr. Shuford would receive similar payments and benefits in the event of his resignation following a change in control upon the occurrence of certain events, including a reduction in the level of his compensation prior to the change in control. In the event that a change of control of the Company or FirstBank, N.A. had occurred on January 1, 1999, based solely on the cash compensation paid to Mr. Shuford during 1998 and excluding the value of any other employee benefits which may be payable, Mr. Shuford would have received a payment of approximately $374,875.

   Option Grants. No options were granted to Mr. Shuford during the fiscal year ended December 31, 1998.

Option Exercise/Value Table. The following information is provided for Mr. Shuford.

                                               Number of          Dollar
                                              Securities         Value of
                                              Underlying        Unexercised
                                              Unexercised       In-the-Money
                                                Options            Options
                                               at Fiscal       at Fiscal Year
                     Shares                    Year End(#)       End($) Name
                    Acquired     Dollar     ----------------- ----------------
                       on         Value      Exer-    Unexer-  Exer-   Unexer-
                   Exercise (#) Realized($) cisable  cisable  cisable cisable
                   ------------ ----------- -------  -------  ------- --------
James A.
 Shuford, III      --           --          2,426    13,341   17,661  102,592

Directors' Compensation

   FirstBank, N.A. pays all directors' fees of FirstBancorporation, Inc. and FirstBank, N.A. The Chairman of the Board receives a monthly fee of $800. Each director who serves on the Executive Committee receives a monthly fee of $600. Except for James A. Shuford, III, all other directors receive a monthly fee of $500. FirstBank of the Midlands pays its directors fees. Its Chairman receives $500 per month. All other outside directors receive $300 per month. Mr. Shuford, who is an officer of the Company and FirstBank, N.A. and F. Wayne Lovelace who is an officer of FirstBank of the Midlands, N.A. do not receive fees. Total fees paid to directors during the fiscal year ended December 31, 1998 were $70,000.

   Directors of the Company and of FirstBank, N.A. also participate in the Company's stock option plan.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners

   Persons and groups who beneficially own in excess of 5% of the Company's Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC"), and furnish a copy to the Company, regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon such reports, the following table sets forth, as of the Record Date, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. Management knows of no persons other than those set forth in (b) below who owned more than 5% of the outstanding shares of Common Stock as of the Record Date.

(b) Security Ownership of Management

   The table sets forth, as of the Record Date, information as to the shares of Common Stock beneficially owned by each director and by all executive officers and directors of the Company as a group.


                                       Amount and Nature        Percent of
                                       of Beneficial            Common Stock
Beneficial Owner                       Ownership(1)             Outstanding
----------------                       ------------             -----------

Directors

Colden R. Battey, Jr.,
 Chairman of the Board                    73,785(2)                 7.66%
Russell L. Jeter                          52,003                    5.40
James D. Neighbors                        15,697                    1.63
Laurance H. Davis, Jr.                     1,225                     .13
Richard L. Gray                           76,362                    7.93
Robert A. Kerr                            17,991                    1.87
Jerry H. Reeves, III                       7,737                     .80
Carson R. Rentz                           29,946                    3.11
William C. Robinson                       27,278                    2.83

Named Executive Officer*

James A. Shuford, III, President**         4,690                     .49

All Executive Officers and               314,674(3)                32.67
Directors as a group (11 persons)

------------
* Under SEC regulations, the term "named executive officer" is defined to include the chief executive officer, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Mr. Shuford was the Company's only "named executive officer" for the fiscal year ended December 31, 1998.
**    Mr. Shuford is also a director of the Company.
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company's Common Stock if he or she has voting and/or investment power with respect to such security or has a right to acquire, through the exercise of outstanding options or otherwise, beneficial ownership at any time within 60 days from the Record Date. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the named persons possess voting and/or investment power.
(2) Includes pro-rata ownership of shares held by the Harvey & Battey Law Firm pension plan, of which Mr. Battey is a senior partner, over which Mr. Battey has voting and investment power of 6,514 shares. Includes 2,700 shares owned by the Harvey and Battey Law Firm over which Mr. Battey has voting and investment power.
(3) Includes an aggregate of 5,260 shares subject to outstanding stock options exercisable within 60 days of the Record Date.

(c)   Changes in Control

   Except for the merger agreement which is discussed in "Item 1: Description of Business" of this Report, the Company is not aware of any arrangements, including any pledge by a person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   FirstBank, N.A., as successor to The Savings Bank of Beaufort County, FSB, has entered into a noncancelable operating lease for its main office facility and for additional office space and parking with First Patriots Partnership ("Partnership"), a partnership among Directors Battey, Gray, Jeter, Rentz, and Kerr. These leases provide for lease terms of 20 years, expiring in 2013.
The lease is subject to rent escalation provisions which are computed every five years during the life of the lease. FirstBank, N.A. paid $122,852 in related lease expense for fiscal year 1998.

   FirstBank, N.A., as successor to The Savings Bank of Beaufort County, FSB, has also entered into an operating lease with Director Gray for FirstBank, N.A.'s Lady's Island Branch Office. The current lease term is five years which expires in 2003 with one additional option to renew for five more years. The lease is subject to rent escalations based on the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics of the United States Department of Labor. FirstBank, N.A. paid $41,594 in related lease expense for fiscal year 1998.

   FirstBank, N.A. and FirstBank of the Midlands, N.A. are required under federal law not make any loan or extension of credit in any manner to any of its executive officers or directors, or to any person who directly or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution, or to any company controlled by such executive officer, director, or person, or to any political or campaign committee the funds or services of which will benefit such executive officer, director, or person or which is controlled by such xecutive officer, director, or person, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. FirstBank, N.A. and FirstBank of the Midlands, N.A., therefore, are prohibited from making any new loans or extensions of credit to FirstBank, N.A.'s and FirstBank of the Midlands, N.A.'s executive officers and directors at different rates or terms than those offered to the general public and has adopted a policy to this effect. FirstBank, N.A. and FirstBank of the Midlands, N.A. make loans to its directors, officers, and employees in the ordinary course of business on substantially the same terms, including interest rate and collateral, as similar loans to unrelated parties. Management believes that such loans do not involve more than normal risk of collectibility or present other unfavorable features. All loans to related parties, and any subsequent renewal thereof, are approved by a majority of the board of directors of the applicable bank, with the related party abstaining from the vote. At December 31, 1998, loans to executive officers and directors amounted to approximately $1.5 million, all of which were performing according to their respective terms at that date.

PART IV
-------

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) Exhibits
    3.     Exhibits

    3.1    Articles of Incorporation of FirstBancorporation, Inc.
          (incorporated by reference to Exhibit 3.1 contained in the Company's Current Report on Form 8-k dated November 7, 1995)

    3.2    Bylaws of FirstBancorporation, Inc. (incorporated by reference to
           Exhibit 3.2 contained in the Company's Current Report on form 8-k dated November 7, 1995)

    10.1 Employment Agreement with James A. Shuford, III (incorporated by reference to Exhibit 10(g) contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

    10.2 Employment agreement with James L. Pate, III (incorporated by reference on Registration Statement on Form SB-2)

    10.3 Employment Agreement with Richard E. Morgan, Jr. (incorporated by reference on Registration Statement on Form SB-2)

    10.4 Employment Agreement with F. Wayne Lovelace (incorporated by reference on Registration Statement on Form SB-2)

    10.5 1996 Stock Option Plan (incorporated by reference to Exhibit A appended to the Company's 1996 annual meeting proxy statement)

    10.6   Qualified Incentive Stock Option Plan (incorporated by reference to
           Exhibit 10(b) contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

    10.7 Amended and Restated Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10(c) contained in the Company's Annual Report on form 10-KSB for the year ended December 31, 1995)

    10.8 Lease for Company's main office (incorporated by reference to Exhibit 10(e) contained in the company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

    10.9 Lease for Company's main office (incorporated by reference to Exhibit 10(e) contained in the company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

    10.10 Lease for Columbia, South Carolina Office (incorporated by reference on Registration Statement on Form SB-2)

    (21)   Subsidiaries of the Registrant

    (27)   Financial Data Schedule

(b) The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

                                SIGNATURES

   Pursuant to the requirement of Section 13 or 15(D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FirstBancorporation, Inc.
Dated:  March 22, 1999
                                             By /s/ James A. Shuford, III
                                                -----------------------------
                                                James A. Shuford, III
                                                President and Chief Executive
                                                Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Pate, III                       /s/ James A.Shuford, III
-----------------------------               ---------------------------------
James L. Pate, III                          James A. Shuford, III
Senior Vice President                       President, Chief Executive Officer
(Principal Finance and                      and Director (Principal
Accounting Officer)                         Executive Officer)
March 22, 1999                              March 22, 1999

/s/ Colden R. Battey, Jr.                   /s/ Laurance H. Davis, Jr.
-----------------------------               ---------------------------------
Colden R. Battey, Jr.                       Laurance H. Davis, Jr.
Director, Chairman of the Board             Director, Secretary
March 22, 1999                              March 22, 1999

/s/ Richard L. Gray                         /s/ Russell L. Jeter
-----------------------------               ---------------------------------
Richard L. Gray                             Russell L. Jeter
Director                                    Director
March 22, 1999                              March 22, 1999

/s/ Robert A. Kerr, Sr.
-----------------------------               ---------------------------------
Robert A. Kerr, Sr.                         James D. Neighbors
Director                                    Director
March 22, 1999                              March 22, 1999

                                            /s/ Carson R. Rentz
-----------------------------               -------------------------
Jerry H. Reeves, III                        Carson R. Rentz
Director                                    Director
March 22, 1999                              March 22, 1999

/s/ William C. Robinson
-----------------------------
William C. Robinson
Director
March 22, 1999

                              Exhibit 21
                      Subsidiaries of Registrant

                                Parent
                                ------

                      FirstBancorporation, Inc.

                                                        Jurisdiction or
Subsidiaries                          Percentage owned  State of Incorporation
------------                          ----------------  ----------------------

FirstBank, N.A.                            100%             United States

FirstBank of the Midlands, N.A.            100%             United States

First Securities Corporation               100%             South Carolina
                                    --------------

(a) The operation of the Company's wholly-owned subsidiaries is included in the Company's Financial statements contained in Item 7, Financial Statements of this Report.

(b) First Securities Corporation is a wholly-owned subsidiary of FirstBank, N.A.