Form 10QSB
period 1999-03-31
FIRSTBANCORPORATION INC
filed 1999-05-18
CIK 1011588

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                           FORM 10-QSB

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     -            SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
     -
                                OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to
                                        -------    ------
                      COMMISSION FILE NUMBER 0-28106

                         FIRSTBANCORPORATION, INC.
                         -------------------------
           (Exact name of registrant as specified in its charter)

       South Carolina                              57-1033905
------------------------------           ---------------------------------
State or other jurisdiction of           (IRS Employer Identification No.)
                     incorporation or organization)

  1121 Boundary Street P.O. Box 2147, Beaufort, S.C.      29901-2147
  --------------------------------------------------      ----------
      (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code     843-521-5600
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

The number outstanding shares of the issuer's $.01 par value common stock as of May 7, 1999 is 963,325.

                          INDEX FORM 10-QSB

                                Part I

                                                                        Page

Item 1. Consolidated Financial Statements and Related Notes-------------- 3-7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --------------------------------------8-13

                               Part II

Item 1. Legal Proceedings ------------------------------------------------- 14
Item 2. Changes in Securities --------------------------------------------- 14
Item 3. Defaults upon Senior Securities ----------------------------------- 14
Item 4. Submission of Matters to a Vote
         of Security Holders----------------------------------------------- 14
Item 5. Other Information ------------------------------------------------- 14
Item 6. Exhibits and Reports on Form 8-K ---------------------------------- 14

        Signatures -------------------------------------------------------- 71

Exhibit 27. Financial data schedule---------------------------------------- 72

PART 1. CONSOLIDATED FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS AND RELATED NOTES
BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                         AT MARCH 31,         AT DECEMBER 31,
                                         1999                 1998

ASSETS

Cash and amounts due from banks          $    5,154           $   4,089
Interest bearing overnight deposits           5,570               4,665
Securities available-for-sale                12,133              11,165
Loans available-for-sale                      1,464               1,740
Loans                                        82,792              83,443
       Less allowance for loan losses          (901)               (860)
                                         ----------           ---------
        Net loans                            81,891              82,583
                                         ----------           ---------
Premises and equipment                        1,864               1,932
Accrued interest receivable                     538                 596
Real estate owned-acquired
through foreclosure                              28                  40
Deferred tax asset                              337                 337
Other assets                                    658                 346
                                         ----------           ---------
    Total assets                         $  109,637           $ 107,494
                                         ==========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

    Deposits                             $   89,171           $  87,753
    Federal Home Loan Bank advances           4,250               4,250
    Other borrowed funds                      2,100               2,100
    Amounts due to depository institutions      133                 490
    Advances from borrowers for taxes
    and insurance                                50                  85
    Accrued interest payable                    269                 280
    Expenses payable                            149                 166
    Other liabilities                           791                 245
                                         ----------           ---------
        Total liabilities                   $96,913           $  95,369
                                         ----------           ---------
Stockholders' Equity

 Preferred stock - $.01 par value;
 shares authorized - 1,000,000,
 issued and outstanding - none
Common stock - $.01 par value;
 shares authorized - 3,000,000,
 issued and outstanding
 - 963,325 - 3/31/99;
 887,637 - 12/31/98.                     $       10                   9
Additional paid-in capital                   10,129               9,623
Accumulated other comprehensive loss:
  Unrealized loss on securities
  available-for-sale,  net of
  applicable deferred income taxes              (21)                (13)
Retained earnings                             2,606               2,506
                                         ----------           ---------
    Total stockholders' equity           $   12,724           $  12,125
                                         ----------           ---------
    Total liabilities and
     stockholders' equity                $  109,637           $ 107,494
                                         ==========           =========

CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three         THREE
                                                        Months        MONTHS
                                                        Ended         ENDED
                                                        3/31/99       3/31/98
                                                        -------       -------
Interest income
 Interest on mortgage loans                             $   946        $1,091
 Interest on other loans                                    842           720
 Interest on investments                                    233            72
                                                        -------       -------
    Total interest income                                 2,021         1,883

Interest expense
 Interest on deposits                                       764           800
 Interest on FHLB advances                                   99            31
                                                        -------       -------
    Total interest expense                                  863           831

Net interest income                                       1,158         1,052
                                                        -------       -------
Provision for loan losses                                    54            45
                                                        -------       -------
Net interest income after provision for loan losses       1,104         1,007

Noninterest income
 Service charges on deposit accounts                        155           154
 Other noninterest income                                   129            96
                                                        -------       -------
   Total noninterest income                                 284           250

Noninterest expenses
 Compensation and benefits                                  571           440
 Occupancy                                                  187           137
 Data processing                                             41            32
 Other noninterest expenses                                 419           252
                                                        -------       -------
    Total noninterest expenses                            1,218           861

Net income  before taxes                                    170           396
                                                        -------       -------
Income tax expense                                           71           156
                                                        -------       -------
    Net income                                          $    99       $   240
                                                        =======       =======
Net income per  share-basic                             $  0.11       $  0.35
                                                        =======       =======
Net income per share-diluted                            $  0.11       $  0.33
                                                        =======       =======


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDING MARCH 31, 1999 AND
MARCH 31, 1998 (UNAUDITED)
(DOLLARS IN THOUSANDS)

                           Common      Common     Additional     Retained     Accumulated       Total
                           shares       Stock      Paid-in       Earnings        Other       Stockholders'
                                                   Capital                   Comprehensive      Equity
                                                                             Income (Loss)
Balances at December 31,
1997                      690,323     $ 7          $6,249        $1,740       $(15)           $7,981
Comprehensive income:
  Net income                                                        240                          240
Other comprehensive
income (loss) net of
tax:
Unrealized loss on
securities available
for sale                                                                         6                 6
                                                                                              ------
Comprehensive income                                                240          6               246
                                                                 ------       ----            ------
Stock options exercised     2,425                      26                                         26
Balances at March 31,
1998                      692,748     $ 7          $6,275        $1,980       $( 9)           $8,253
                          =======     ===          ======        ======       =====           ======
Balances at December 31,
1997                      887,637      $9          $9,623        $2,506       $(13)          $12,125
Comprehensive income:

  Net income                                                         99                           99
Other comprehensive
income, net of tax:

Unrealized gain on
securities available
for sale                                                                        (8)               (8)
                                                                                             -------
Comprehensive income                                                 99         (8)               91
                                                                 ------       ----           -------
Stock options exercised    75,688       1             507                                        508
Balances at March 31,
1999                      963,325     $10         $10,130        $2,605       $(21)          $12,724
                          =======     ===         =======        ======       ====           =======

STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
MARCH 31, 1999 AND 1998 (UNAUDITED)            Three months      Three months
(DOLLARS IN THOUSANDS)                                Ended             Ended
                                                    3/31/99           3/31/98
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $     99          $   240
Adjustments to reconcile net income to cash
  provided (used) by operating activities:
Amortization of deferred loan fees                      (34)              (4)
Provision for loan losses                                54               45
Depreciation and amortization                            96               71
Deferred income taxes                                     0                9
Decrease(increase) in interest receivable                57               19
Decrease (increase) in other assets                    (231)             139
Originations of loans sold to investors              (5,972)          (4,953)
Proceeds from sales of loans to investors             5,972            4,953
Disbursements on loans serviced for others           (1,992)            (628)
Receipts on loans serviced for others                 1,917              547
(Increase) decrease in real estate loans
held for sale                                           276           (1,249)
Increase (decrease) in accrued interest payable         (12)              48
(Increase) decrease in expenses payable                  69              (53)
Increase (decrease) in other liabilities                314              (11)
                                                   --------          -------
Net cash provided (used)  by operating activities       613             (827)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of securities available-for-sale            (5,137)               0
Maturities and repayments of securities
available-for-sale                                    4,169               82
Loans originated or acquired, net                       771            1,265
Proceeds from the sale of foreclosed real estate         12                0
Capital expenditures                                    (34)             (13)
                                                 ----------        ---------
    Net cash provided (used) for investing activities  (219)           1,334

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in non interest-bearing
demand accounts                                       2,198             (292)
Increases in Now, Money Market and
    Savings accounts                                  1,012            4,098
Increase (decrease) in certificates of deposit, net  (1,805)             450
Repayment of Federal Home Loan Bank advances              0           (4,200)
Increase in amounts due to depository institutions     (301)            (128)
Increase (decrease) in advances from borrowers for
taxes and insurance                                     (35)              18
Stock issuance costs                                      0              (18)
Proceeds from stock options exercised                   508               26
                                                 ----------        ---------
Net cash provided (used) by financing activities      1,577              (46)
                                                 ----------        ---------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                  1,971             (461)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        8,754            6,096
                                                 ----------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   10,724        $   6,557
                                                 ==========        =========
CASH PAID DURING THE PERIOD:
    Interest paid on deposits and borrowings     $      883        $     783
                                                 ==========        =========
    Income tax paid                              $      131        $      28
                                                 ==========        =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On October 31, 1995, FirstBank, N.A. ("Bank"), (formerly The Savings Bank of Beaufort County, FSB) reorganized as a wholly-owned subsidiary of FirstBancorporation, Inc. ("Company"). As a result of the reorganization, each issued and outstanding share of common stock, $5.00 par value per share, of the Bank was converted into one share of common stock, $.01 par value per share, of the Company. On September 1, 1998 the Company opened FirstBank of the Midlands, National Association (FBM) after receiving all regulatory approvals. The Company's principal business is its investment in the two banks. On March 4, 1999, the Company entered into a definitive merger agreement with First National Corporation in which First National will exchange 1.222 shares of its common stock outstanding for each share of FirstBancorporation common stock outstanding in a transaction which will be accounted for as a pooling of interests.

2. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the reported interim periods. Such adjustments are of a normal recurring nature. The interim consolidated financial statements, including related notes, should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 appearing in the 1998 Annual Report of FirstBancorporation, Inc. on Form 10-KSB. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results of operations for the full year.

3. Earnings Per Share - Basic earnings per common share are calculated on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per common share include stock options which have been granted but not exercised. Average basic shares outstanding for the three month periods ending March 31, 1999 and 1998 totaled 911,184 shares and 692,155 shares respectively. Average diluted shares outstanding for the three month periods ended March 31, 1999 and 1998 totaled 919,467 and 736,716 shares respectively.

4. Loan Commitments - At March 31, 1999, the Bank had total unused loan commitments outstanding of $12,748,000 which were comprised of construction and commercial unfunded lines of $5,550,000, unfunded consumer lines of credit of $6,888,000 and letters of credit issued totaling $310,000. In the normal course of business, the Bank issues loan commitments to customers at market rates of interest. The Company's general practice is to obtain investor commitments for fixed rate loans at the time of commitment. At March 31, 1999, all fifteen to thirty year fixed rate residential loan commitments were covered by commitments from investors for purchase.

5. Statement of Cash Flows - For the purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing overnight deposits and other short-term investments with original maturities of 90 days or less.

6. FirstBank of the Midlands, National Association was granted regulatory authority to open for business on September 1, 1998. FBM is located at 1900 Assembly Street, Columbia, South Carolina. The Company acquired all of the common stock of FBM for $5.0 million. The acquisition of FBM's common stock was funded from the proceeds of the sale of additional common stock of the Company and a loan from an unaffiliated commercial bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------------------------------------------------------------------------
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

     Total assets increased from $107.5 million at December 31, 1998 to $109.6 million at March 31, 1999. Loans receivable, net, decreased from $82.6 million at December 31, 1998 to $81.9 million at March 31, 1999 primarily as a result of mortgage loan repayments and prepayments. Cash and cash equivalents increased from $8.7 million at December 31, 1998 to $10.7 million at March 31, 1999. Total deposits increased 1.6% from $87.8 million at December 31, 1998 to $89.2 million at March 31, 1999 primarily as a result of increases in NOW, savings and money market accounts of $1.0 million, increases in non interest demand accounts of $2.2 million and decreases in certificate accounts of $1.8 million. Total stockholders' equity increased from $12.1 million at December 31, 1998 to $12.7 million at March 31, 1999 as a result of retained net income of $99,000 and proceeds of $508,000 received from the exercise of stock options (75,688 shares at an average exercise price of $6.71 per share).

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     NET INCOME. Net income decreased 58.8% from $240,000 for the three months ended March 31, 1998 ($0.35 per basic earnings per common share and $0.33 per share on a diluted basis) to $99,000 for the three months ended March 31, 1999 ($0.11 per basic earnings per common share and $0.11 per share on a diluted basis) primarily as a result of a $357,000 increase in non interest expenses which were primarily the result of additional overhead costs of FBM and professional fees associated with the planned merger with First National Corporation. These were offset by a $34,000 increase in non-interest income and a $106,000 increase in net interest income.

     NET INTEREST INCOME. Net interest income increased to $1.2 million in the three months ended March 31, 1999 from $1.1 million for the first quarter of 1998. The Company's interest rate spread decreased from 4.31% for the three months ended March 31, 1998 to 4.12% for the same period in 1999 as the average yield on interest-earning assets decreased from 8.73% for the three months ended March 31, 1998 to 8.10% for the comparative period in 1999 while the average rate paid on interest-bearing liabilities decreased from 4.42% for the three months ended March 31, 1998 to 3.98% for the same period in 1999.

     Interest income increased from $1.9 million for the three months ended March 31, 1998 to $2.1million for the three months ending March 31, 1999. Interest expense increased from $831,000 for the three months ended March 31, 1998 to $863,000 for the same period in 1999 primarily as a result of higher average deposits and borrowings outstanding.

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

     The provision for loan losses increased from $45,000 for the three months ended March 31, 1998 to $54,000 for the three months ended March 31, 1999. Total loans 90 days past due and on non accrual totaled $1,125,000 at March 31, 1999 versus $1,290,000 at December 31, 1998. At March 31, 1999, the
Company's allowance for loan losses as a percent of total loans was 1.09%.

     NONINTEREST INCOME. Noninterest income increased from $250,000 for the three months ended March 31, 1998 to $284,000 for the same period in 1998 primarily as a result of increased gains on sale of loans sold.

     NONINTEREST EXPENSES. Noninterest expenses increased 17.8% from $861,000 for the three months ended March 31, 1998 to $1,218,000 for the three months ended March 31, 1999 primarily as a result of a $51,000 increase in compensation expense related to salary expense associated with FBM and general salary increases and a $83,000 increase in occupancy expense attributable to rent increases on the Beaufort main office lease and expenses related to the office space for FBM.

     PROVISION FOR INCOME TAX EXPENSE. The Company pays Federal corporate income taxes and South Carolina bank taxes. The provision for income taxes decreased from $156,000 for the three months ended March 31, 1998 to $71,000 for the three months ended March 31, 1999 as a result of lower income before income taxes.

ASSET/LIABILITY AND LIQUIDITY MANAGEMENT

INTEREST SENSITIVITY POSITION
MARCH 31, 1999            Year 1   Year 2-3   Years 4 thru 7  Year 8+   Total
(Dollars in thousands)

Interest-earning assets:
Loans and loans held
for sale                  $49,589   $18,899       $ 10,893    $6,021  $81,606
GNMA MBSs                   1,015         0              0         0    1,097
Overnight and other
investments                13,395         0              0       280   16,360
                          -------   -------       --------   -------  -------
  Total interest-earning
   assets                  63,999    18,899         10,893     6,301   99,063

Interest-bearing
  liabilities:
Deposits                   54,784    18,021          7,202         0   80,006
FHLB borrowings/long
 term debt                  2,200       150          1,000     3,000    6,350
                          -------   -------       --------   -------  -------
   Total interest-bearing
    liabilities            56,984    18,171          8,202     3,000   86,356

Asset (liability)
 gap position             $ 7,015   $   729       $  2,691   $ 5,082  $15,517
                          =======   =======       ========   =======  =======
Cumulative gap position   $ 7,015   $ 7,744       $ 10,435   $15,517
                          =======   =======       ========   =======
Cumulative Gap to
 Total Earning
    Assets                  6.89%     7.60%         10.24%    15.23%
                          =======   =======       ========   =======

(1) Contractual terms regarding periodic repricing during the loan terms are used to determine repricing periods. Loans are net of undisbursed portions of loans in process.
(2) Now, regular savings and money marketings accounts are considered interest-sensitive.

     As of March 31, 1999, the Company's interest-earning assets that reprice within one year totaled $63,999,000 while interest-bearing liabilities repricing within one year totaled $56,984,000 This resulted in a positive gap position of $7,015,000 or 6.89% of total interest-earning assets.

YIELDS EARNED AND RATES PAID

     The following table is a comparison of the three months ended March 31, 1999 and 1998.


AVERAGE BALANCES AND YIELDS EARNED VERSUS RATES PAID
QUARTER ENDED MARCH 31, 1999 COMPARED TO 1998
(Dollars in thousands)

                                                     Average          Interest Earned            Annualized
                                                     Balance                or Paid              Yield/Rate
                                                            For the quarter ended March 31,

                                                1999        1998      1999       1998        1999      1998
                                                ----        ----      ----       ----        ----      ----
Assets:
Interest-earning assets
Loans                                      $  84,340    $ 81,267    $1,841    $ 1,811        8.73%    8.91%
Investments                                   18,065       4,987       232         72        5.14%    5.78%
                                           ---------    --------    -------   -------       -----     ----
 Total earning assets/
    Income earned                            102,405      86,254     2,073      1,883        8.10%    8.73%
Non-earning assets                            6 ,110       4,359
                                           ---------    --------
    Total assets                           $ 108,515    $ 90,613
                                           =========    ========
Liabilities:
Interest-bearing deposits                  $  80,619    $ 73,265    $  764    $   800        3.79%    4.37%
Borrowings                                     6,350       2,081        98         31        6.22%    5.98%
                                           ---------    --------    ------    -------        -----    -----
Interest-bearing deposits and
borrowings/expense                            86,969      75,346       863        831        3.98%    4.42%
Non-interest-bearing liabilities               9,025       7,197
Stockholders' equity                          12,521       8,070
                                           ---------    --------
Total Liabilities and
  Stockholders' equity                     $ 108,515    $ 90,613
                                           =========    ========
Net interest income                                                 $1,210    $1,052
                                                                    ======    ======
Interest Rate Spread (1)                                                                      4.12%    4.31%
Net yield on average interest-earning
 assets (1)                                                                                   4.73%    4.88%

(1) Net interest income is the difference between interest income and interest expense. Interest rate spread is the difference between the average rate on earning assets and the average rate on interest-bearing liabilities. Net yield on average interest-earning assets is net interest income divided by total interest-earning assets.

     Net interest income increased by $106,000 during the current year's quarter as a result of a higher volume of interest-earning assets. Yield on interest-earning assets decreased by .63% during the current year's quarter and the rate paid on interest bearing liabilities decreased by .44% resulting in an decrease in the net interest rate spread of .19% over the same period last year. Total average interest-earning assets increased by $17,902,000 as result of a higher volumes of loans of $3,073,000 and higher investments of $13,078,000. Interest-bearing liabilities increased by $11,623,000 from the first quarter 1998.

CAPITAL RESOURCES

For regulatory purposes, each of the Company's banks is required to maintain a minimum of level of capital based upon the risk related composition of its loan portfolio. This risk-based capital requirement requires that the each bank maintain capital at a minimum 8% level of its regulatory defined risk weighted assets. A bank may not declare or pay a cash dividend or repurchase any of its capital stock, if the effect would cause the stockholders' equity to be reduced below its capital requirements. As of March 31, 1999, both banks met all of risk- based capital requirements and met the definition of a "well capitalized institution" under the OCC's regulation entitled Prompt and Corrective Action.

The Company's and subsidiary banks' actual capital ratios are presented in the following table (dollars in thousands):

At March 31, 1999                                      Amount           Ratio
Tier 1 Capital ( to
Total Assets):

Consolidated                                            $12,724         11.6%
FirstBank, N.A.                                           8,483          9.0
FirstBank of the Midlands, National Association           4,547         30.7

Tier 1 Capital (to
Risk Weighted Assets):
Consolidated                                            $12,724         18.6%
FirstBank, N.A.                                           8,483         15.2
FirstBank of the Midlands, National Association           4,547         61.4

Total Capital (to
Risk Weighted Assets):

Consolidated                                            $13,513         19.7%
FirstBank, N.A.                                           9,248         13.6
FirstBank of the Midlands, National Association           4,573         61.7

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

     The Company estimates its total cost to identify, fix and replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be no more than $100,000, of which $83,000 has been incurred as of March 31, 1999. This excludes the cost of the Company's 1997 computer conversion which was not considered to be undertaken for the express purpose of Year 2000 remediation. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives.

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

     The Business Resumption Contingency Plan addresses the actions the Company would take if core business processes, such as paying and receiving, cannot be carried out in the normal manner through the century date change due to system or vendor failure. The Company's Business Resumption Contingency Plan follows an industry-recognized four phase approach:

     o   Organization Planning
     o   Business Impact Analysis
     o   Contingency Planning
     o   Validation

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

     The Company received an OCC year 2000 exam in October, 1998 and a second on-site OCC Y2K examination in April, 1999.

                         PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There were no material legal proceedings pending or settled during the quarter in which the Company was, or the Banks were a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

A. Changes in Securities: None
------------------------

B. Use of Proceeds: None
-------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

The Company has not issued any instruments of indebtedness which constitute securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to vote of security holders .

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

10.12--Consultant Agreement with Robert A. Kerr

10.13--Merger Agreement between First National Corporation and
FirstBancorporation, Inc.

(Note:  All other required exhibits are not applicable.)

No reports on Form 8-K were filed during the quarter under report.

                                Exhibit 10.12
                Consultant Agreement with Robert A. Kerr
                            Dated March 4, 1999

                            CONSULTANT AGREEMENT


     THIS CONSULTANT AGREEMENT, made and entered into this 4th day of March, 1999, by and between FIRSTBANK, N.A., (the "Bank"), and ROBERT A. KERR, ("Contractor").

     WHEREAS, the experience, knowledge, and contacts in the banking business are valuable to the Bank, and the Bank desires to retain Contractor's services as a consultant for the term hereof and Contractor desires to be so retained; and

     NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties agree as follows:

     1. Consultant. The Bank hereby retains Contractor as a consultant and Contractor hereby accepts such appointment on the terms and conditions hereinafter set forth.

     2. Term. The term of this Agreement shall be for a period of 36 months, commencing on April 1, 1999, and terminating on March 1, 2003.

     3. Duties. During the term hereof, Contractor shall render to the Bank such services of an advisory or consultative nature relating to the maintenance and enhancement of the goodwill of the Bank with its customers and in the communities which are served by the Bank as the Bank may reasonably request and Contractor shall be available for the rendering of other advice and counsel to the officers and directors of the Bank at reasonable times by telephone, letter or in person so that the Bank may have the benefit of Contractor's experience, knowledge, contacts or reputation in the business in which the Bank is engaged. Contractor agrees that he will not during the term of this Agreement be involved in any other venture that would conflict or compete with the operations of the Bank.

     4.   Compensation, Expenses, Etc.

     (a) During the term hereof, Bank shall pay Contractor compensation for such services at the rate of $3,333.33 per month, due on the first day of each month. In consideration of such base compensation, Contractor shall be provided the services described in Section 3 hereof during the term of this Agreement. Both parties hereto shall treat such amounts for tax purposes as compensation for services rendered. Should the Contractor die or become disabled during the term of this contract compensation shall be paid for the remainder of the term of this Contract to the Contractor or his estate.

     5. Independent Contractor. It is expressly understood that Contractor is an independent contractor under this Agreement and, as such, he shall have no authority, executive or otherwise, to bind the Bank, or to determine the affairs of the Bank, and he shall not participate as an employee in any plan or program maintained by the Bank for the benefit of its employees. Contractor shall be solely responsible for all federal, state and local tax obligations arising out the payments and benefits provided to Contractor under this Agreement.

     6. Termination of Consultant Engagement. Engagement of Contractor as a consultant under this Agreement shall terminate upon the occurrence of any of the following events:

     (a) Termination by Contractor Without Cause. Contractor may terminate his obligations to provide consulting services under this Agreement at any time upon not less than thirty (30) days' written notice to the Bank. In the event of such notice by Contractor, the Bank may deem the termination effective prior to the expiration of the notice period but in no event not less than ten (10) days from receipt of such notice. In the event of such termination, the Bank shall pay to Contractor the compensation then due him through the effective date of termination.

     (b) Termination by Bank for Cause. The Bank may terminate this Agreement immediately at any time for cause (as defined below). In the event of such termination, the Bank shall pay Contractor the monthly compensation then due him through the period ending with the effective date of such termination as designated by the Bank.

     Termination for cause shall include termination because of Contractor's dishonesty, disloyalty, willful misconduct, breach of fiduciary duty, willful violation of any law, rule or regulation, (other than traffic violations or similar offenses) including without limitation breach of the rules, regulations, and policies of any bank regulatory authority, or a final cease and desist order, or a breach of the covenants under Section 7 hereunder.

     (c) Termination By the Bank Without Cause. Contractor's engagement as a consultant under this Agreement may be terminated at any time by the Bank upon ten (10) days' written notice to Contractor. In the event of such termination, the Bank shall pay Contractor the base compensation to which he would be entitled under this Agreement in such installments and on such dates as regularly paid under Section 4 through the expiration of the term of this Agreement set forth in Section 2 hereof.

     7.   Certain Covenants by Contractor.

     (a) Confidentiality. During and after his engagement as a consultant hereunder, except for the purpose of carrying out his duties hereunder, Contractor shall not remove or retain, or make copies or reproductions of any non-public figures, calculations, letters, paper or information of any type or description relating to the business of the Bank, its respective subsidiaries, affiliates, or customers, and the Contractor shall not divulge to others or use for his personal benefit any non-public information or data acquired by him while under contract of the Bank which relates to the methods, processes, or other trade secrets or confidential information of the Bank or the subsidiaries or affiliates or either. Contractor agrees that, in the event of termination of this Agreement for any reason, he will not retain any non-public information written or otherwise recorded or copied concerning the business or operations of the Bank.

     (b) Noncompetition. In consideration of the engagement of Contractor hereunder, Contractor covenants and agrees that he will not, during the term of this Agreement, directly or indirectly, either as principal, agent, consultant, manager, employee, owner, partner, stockholder or investor (other than as a less than 5% owner of a business entity whose stock is registered pursuant to the Securities Exchange Act of 1934), director or officer, engage in any business or be affiliated with any business organization within Beaufort County, South Carolina, or induce or attempt directly or indirectly to induce any customer or person contracting with the Bank or its subsidiaries or affiliates thereof or solicit, directly or indirectly, any employee of the Bank or any subsidiary or affiliate thereof to leave the employee thereof.

     Contractor acknowledges that sufficient consideration has been given for the covenants under this Section 7(b) and that such covenants are sufficiently accurate, definitive and descriptive so as to inform Contractor of the scope of the covenants and that the scope of the activities prohibited by the covenants is reasonable and necessary to protect the legitimate interests of the Bank.

     8. Binding Effect; Successors and Assigns. This Agreement and all rights and powers granted hereunder shall bind and enure to the benefit of the parties hereto and their respective successors and assigns. Since the Bank is contracting for the personal services of Contractor, he shall, however, not assign or delegate his obligations and duties of performance hereunder.

     9. Entire Agreement; Amendments and Waiver. This Agreement sets forth all of the promises, covenants, agreements, conditions and undertakings between the parties hereto with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and undertakings, inducements or conditions, express or implied, oral or written. This Agreement may be amended only by an instrument in writing signed by Contractor and a duly authorized officer of the Bank, and any provision hereof may be waived only by an instrument in writing duly signed by the party against whom enforcement of such waiver is sought.

     10. Governing Law. This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of South Carolina except to the extent that Federal law shall be deemed to apply. All rights and powers granted herein to Contractor or the Bank shall be subject to and superseded by applicable state and federal laws and rules, regulations and policies promulgated there under by governmental authority having jurisdiction in respect to the Bank.

     11. Notices. All notices, requests, demands and other communications required or permitted to be given under this Agreement shall be in writing and shall be deemed given and received; (a) upon delivery, if delivered personally; (b) on the fifth day after being deposited with the U.S. Postal Service if mailed by First Class Mail, postage prepaid, registered or certified with return receipt requested, to Contractor at his home address as maintained in the records of the Bank or the Chief Executive Officer of the Bank at the principal business office of the Bank; or (c) on the next day after being deposited with a reliable overnight delivery service addressed to such persons at such addresses.

     12. Counterparts; Captions. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but which together shall constitute one and the same instrument. The sections, subsection, and other headings as may appear in this Agreement are for convenience of reference only and are not intended, to any extent and for any purpose to limit or defined the text of any section or subsection hereof.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

ATTEST:                                 BANK



/s/ James L.  Pate               By: /s/ James A. Shuford, Pres. & CEO
--------------------------           --------------------------------------

WITNESS:



/s/ William C. Robinson          /s/ Robert A.  Kerr
--------------------------       ------------------------------------------
                                 Robert A. Kerr

If a contemplated merger between FirstBank, N.A. and First National Bank Corporation should occur, First National Bank Corporation agrees to assume this Contract.




                                 /s/ C. John Hipp, III
                                 ------------------------------------------
                                 JOHN HIPP, President
                                 First National Bank Corporation

                               Exhibit 10.13
              Merger Agreement between First National Corporation
                                    and
                          FirstBancorporation, Inc.
                          Dated as of March 4, 1999

------------------------------------------------------------------------------


                              MERGER AGREEMENT

                                  between

                          FIRST NATIONAL CORPORATION

                                    AND

                          FIRSTBANCORPORATION, INC.



                          Dated as of March 4, 1999

------------------------------------------------------------------------------

                          TABLE OF CONTENTS

                                                                       Page

                              ARTICLE I

                            DEFINED TERMS

1.1     Definitions......................................................1

                              ARTICLE II

                              THE MERGER

2.1     The Merger.......................................................7
2.2     Effective Time...................................................7
2.3     Effect of the Merger.............................................7
2.4     Articles of Incorporation; Bylaws................................7
2.5     Directors and Officers...........................................8

                              ARTICLE III

                    CONVERSION AND EXCHANGE OF SHARES

3.1     Merger Consideration.............................................8
3.2     Rights as Shareholders; Stock Transfers..........................8
3.3     Fractional Shares................................................8
3.4     Exchange Procedures..............................................8
3.5     Anti-Dilution Provisions.........................................9
3.6     Stock Options....................................................9
3.7     Dissenting Shares................................................9

                                ARTICLE IV

                                THE CLOSING

4.1     Closing.........................................................10
4.2     Deliveries by FirstBancorporation...............................10
4.3     Deliveries by FNC...............................................10

                                 ARTICLE V

             REPRESENTATIONS AND WARRANTIES OF FIRSTBANCORPORATION

5.1     Organization, Standing and Power................................11
5.2     Authority; No Breach By Agreement...............................11
5.3     Capital Stock...................................................12
5.4     Records.........................................................12
5.5     Subsidiaries and Affiliates.....................................12
5.6     Financial Statements............................................12
5.7     Tax Matters.....................................................13
5.8     Real Property...................................................14
5.9     Assets..........................................................15
5.10    Intellectual Property Rights....................................15

5.11    Loans, Accounts, Notes and Other Receivables; Loan Collateral...15
5.12    Securities Portfolio and Investments............................16
5.13    Environmental Matters...........................................16
5.14    Compliance with Laws............................................17
5.15    Labor Relations; Employment Matters.............................17
5.16    Employee Benefit Plans; ERISA...................................18
5.17    Insurance.......................................................19
5.18    Material Contracts..............................................20
5.19    Legal Proceedings...............................................20
5.20    Absence of Other Liabilities....................................20
5.21    Absence of Changes or Events....................................21
5.22    Reports.........................................................21
5.23    Accounting, Tax and Regulatory Matters..........................21
5.24    Charter Provisions..............................................21
5.25    Certain Regulated Businesses....................................22
5.26    Commissions.....................................................22
5.27    Registration Statement; Joint Proxy Statement/Prospectus........22
5.28    Takeover Laws...................................................22

                                   ARTICLE VI

                     REPRESENTATIONS AND WARRANTIES OF FNC

6.1     Organization....................................................22
6.2     Authority; No Breach By Agreement...............................23
6.3     Capital Stock...................................................23
6.4     FNC's Financial Statements......................................23
6.5     Reports.........................................................24
6.6     Absence of Changes..............................................24
6.7     Legal Proceedings...............................................24
6.8     Accounting, Tax and Regulatory Matters..........................24
6.9     Commissions.....................................................24
6.10    Registration Statement; Joint Proxy Statement/Prospectus........24
6.11    Tax Matters.....................................................25
6.12    Loans, Accounts, Notes and Other Receivables; Loan Collateral...26
6.13    Securities Portfolio and Investments............................27
6.14    Environmental Matters...........................................27
6.15    Compliance with Laws............................................27
6.16    Labor Relations; Employment Matters.............................28
6.17    Absence of Other Liabilities....................................28
6.18    Certain Regulated Businesses....................................28
6.19    Takeover Laws...................................................28

                                 ARTICLE VII

                                  COVENANTS

7.1     Covenants of FirstBancorporation................................28
7.2     Covenants of FNC................................................32
7.3     Covenants of All Parties to the Agreement.......................34

                                 ARTICLE VIII

                     DISCLOSURE OF ADDITIONAL INFORMATION

8.1     Access to Information by FirstBancorporation....................35

8.2     Access to Information...........................................36
8.3     Access to Premises..............................................36
8.4     Confidentiality.................................................36
8.5     Publicity.......................................................36

                                 ARTICLE IX

                            CONDITIONS TO CLOSING

9.1     Mutual Conditions...............................................36
9.2     Conditions to the Obligations of FirstBancorporation............37
9.3     Conditions to the Obligations of FNC............................38

                                  ARTICLE X

                                 TERMINATION

10.1    Termination.....................................................39
10.2    Procedure and Effect of Termination.............................41

                                 ARTICLE XI

                          MISCELLANEOUS PROVISIONS

11.1    Expenses........................................................41
11.2    Survival of Representations.....................................41
11.3    Amendment and Modification......................................42
11.4    Waiver of Compliance; Consents..................................42
11.5    Notices.........................................................42
11.6    Assignment; Third Party Beneficiaries...........................43
11.7    Separable Provisions............................................43
11.8    Governing Law...................................................43
11.9    Counterparts....................................................43
11.10   Interpretation..................................................43
11.11   Entire Agreement................................................43

SCHEDULES

Schedule 1.1      FirstBancorporation Transaction Fees and Expenses
Schedule 5.1      Jurisdictional Qualifications
Schedule 5.2      Exceptions to Representation of no Breaches
Schedule 5.3      Five Percent Holders
Schedule 5.5      Affiliates
Schedule 5.7      Income Tax
Schedule 5.8      Real Property
Schedule 5.9      Liens
Schedule 5.10     Intellectual Property
Schedule 5.11     Delinquent Loans
Schedule 5.14     Compliance With Laws
Schedule 5.15     Loans to Officers, Directors, and Employees
Schedule 5.16     Employee Benefit Plans; ERISA
Schedule 5.17     Insurance
Schedule 5.18(a)  Material Contracts
Schedule 5.18(b)  Contracts Requiring Consents
Schedule 5.19     Litigation
Schedule 5.20     Undisclosed Liabilities
Schedule 6.11     Income Tax
Schedule 6.12     FNC Delinquent Loans
Schedule 6.15     FNC Compliance with Laws
Schedule 6.17     FNC Undisclosed Liabilities
Schedule 7.1(a)   Ordinary Conduct of Business
Schedule 7.1(e)   Retention Bonus Employees
Schedule 7.2      FNC Acquisitions

EXHIBITS

Exhibit A       Form of Plan of Merger
Exhibit B       Form of Affiliate Agreement
Exhibit C       Form of Opinion of Counsel to FNC
Exhibit D       Form of Employment and Noncompetition Agreement with James A.
                Shuford, III
Exhibit E       Form of Opinion of Counsel to FirstBancorporation

                            MERGER AGREEMENT

        THIS MERGER AGREEMENT (this "Agreement"), dated as of March 4, 1999, is by and between FIRST NATIONAL CORPORATION, a South Carolina corporation ("FNC"), and FIRSTBANCORPORATION, INC., a South Carolina corporation ("FirstBancorporation").

                           Background Statement
                           --------------------

        FNC and FirstBancorporation desire to effect a merger pursuant to which FirstBancorporation will merge with and into FNC, and FNC will be the surviving corporation (the "Merger"). The parties intend that the Merger qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and qualify for "pooling-of-interest" accounting treatment.

                          Statement of Agreement
                          ----------------------

        In consideration of the premises and the mutual representations, warranties, covenants, agreements and conditions contained herein, the parties hereto agree as follows:

                               ARTICLE I

                             DEFINED TERMS

        1.1 Definitions. As used in this Agreement, the following terms have the following meanings:

        "Acquisition Proposal" has the meaning given to it in Section 7.1(b).

        "Act" means the Bank Holding Company Act of 1956, as amended.

        "Affiliate" means, with respect to any Person, each of the Persons that directly or indirectly, through one or more intermediaries, owns or controls, or is controlled by or under common control with, such Person. For the purpose of this Agreement, "control" means the possession, directly or indirectly, of the power to direct or cause the direction of management and policies, whether through the ownership of voting securities, by contract or otherwise.

        "Affiliate Agreement" has the meaning given to it in Section 7.1(d).

        "Agreement" means this Merger Agreement and the exhibits and schedules hereto, as amended or modified from time to time in accordance with Section 11.3.

        "Articles of Merger" has the meaning given to it in Section 2.2.

        "Assets" means all of the assets, properties, businesses and rights of a Person of every kind, nature, character and description, whether real, personal or mixed, tangible or intangible, accrued or contingent, whether or not carried on any books and records of such Person, whether or not owned in such Person's name and wherever located. Notwithstanding the foregoing, "Assets", does not include Loan Collateral not foreclosed as of the date with respect to which the term Assets is being used.

        "Assumable Options" has the meaning given to it in Section 3.6.

        "Bank Merger" has the meaning given to it in Section 7.1(f).

        "Benefit Plan" means any employee pension, retirement, profit-sharing, stock bonus, incentive, deferred compensation, stock option, employee stock ownership, hospitalization, medical, dental, vacation, insurance, sick pay, disability, severance or other plan, fund, program, policy, contract or arrangement, whether arrived at through collective bargaining or otherwise, providing employee benefits (including but not limited to any "employee benefit plan" as that term is defined in Section 3(3) of ERISA and any employee benefit plan that is a "cafeteria plan" as described in Section 125 of the
Code), currently maintained or previously maintained at any time in the last five years by, sponsored in whole or in part by, or contributed to by FirstBancorporation or any Subsidiary, for the benefit of employees, retirees, dependents, spouses, directors, independent contractors or other beneficiaries, whether created in writing, through an employee manual or similar document, or orally.

        "Business Day" means any day excluding Saturday, Sunday and any day that shall be a legal holiday in the State of South Carolina.

        "Claim" has the meaning given to it in Section 7.2(c)(ii).

        "Closing" means the closing of the Merger, as identified more specifically in Article IV.

        "Closing Date" has the meaning given to it in Section 4.1.

        "COBRA" has the meaning given to it in Section 5.16.

        "Code" means the Internal Revenue Code of 1986, as amended, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of the Code shall be construed also to refer to any successor sections.

        "Consent" means any consent, approval, authorization, clearance, exemption, waiver, or similar affirmation by any Person given or granted with respect to any Contract, Law, Order, or Permit.

        "Continuing Employees" has the meaning given to it in Section 7.2(e).

        "Contract" means any agreement, warranty, indenture, mortgage, guaranty, lease, license or other contract, agreement, arrangement, commitment or understanding, written or oral, to which a Person is a party.

        "Default" means, with respect to a Contract, Order or Permit, (i) any breach or violation of or default under such Contract, Order or Permit, (ii) any occurrence of any event that with the passage of time or the giving of notice or both would constitute a breach or violation of or default under such Contract, Order or Permit, or (iii) any occurrence of any event that with or without the passage of time or the giving of notice would give rise to a right to terminate or revoke, change the current terms of, or renegotiate, or to accelerate, increase, or impose any Liability under, such Contract, Order or Permit.

        "Dissenting Shares" has the meaning given to it in Section 3.7.

        "Effective Date" means the day on which the Effective Time occurs.

        "Effective Time" has the meaning given to it in Section 2.2.

        "Environmental Laws" means any federal, state or local law, statute, ordinance, rule, regulation, permit, directive, license, approval, guidance, interpretation, order or other legal requirement relating to the protection of human health or the environment, including, but not limited to, any requirement pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of materials that are or may constitute a threat to human health or the environment. Without limiting the foregoing, each of the following is an Environmental Law: the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9601 et seq.) ("CERCLA"), the Hazardous Material Transportation Act (49 U.S.C. 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.) ("RCRA"), the Federal Water Pollution Control Act (33 U.S.C. 1251 et seq.), the Clean Air Act (42 U.S.C. 7401 et seq.), the Toxic Substances Control Act (15 U.S.C. 2601 et seq.), the Safe Drinking Water Act (42 U.S.C. 300 et seq.) and the Occupational Safety and Health Act (29 U.S.C. 651 et seq.) ("OSHA"), as such laws and regulations have been or are in the future amended or supplemented, and each similar federal, state or local statute, and each rule and regulation promulgated under such federal, state and local laws.

        "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of ERISA shall be construed also to refer to any successor sections.

        "Exchange Ratio" has the meaning given to it in Section 3.1.

        "FDIC" means the Federal Deposit Insurance Corporation.

        "FFIEC" means the Federal Financial Institutions Examination Council.

        "Financial Statements" means FirstBancorporation's audited consolidated statements of income, cash flow and shareholder's equity for the years ended December 31, 1998, December 31, 1997 and 1996 and audited balance sheets as of December 31, 1998 and 1997.

        "First National Bank" means First National Bank, a national banking association.

        "First Securities Corporation" means First Securities Corporation, a South Carolina corporation.

        "FirstBank" means FirstBank, National Association, a national banking association.

        "FirstBancorporation" has the meaning given to it in the introductory paragraph hereof.

        "FirstBancorporation Option" has the meaning given to it in Section
5.3.

        "FirstBancorporation Stock" means the common stock of FirstBancorporation, par value $.01 per share.

        "Florence County National Bank" means Florence County National Bank, a national banking association.

        "FNC" has the meaning given to it in the introductory paragraph hereof.

        "FNC Financial Statements" has the meaning given to it in Section 6.4.

        "FNC FirstBancorporation Shares" has the meaning given to it in
Section 3.1(c).

        "FNC Stock" means the common stock of FNC, par value $2.50 per share, as traded on the American Stock Exchange.

        "FNC Subsidiaries" means First National Bank, Florence County National Bank, and National Bank of York County, and "FNC Subsidiary" means any of them.

        "Generally Accepted Accounting Principles" or "GAAP" means generally accepted accounting principles as recognized by the American Institute of Certified Public Accountants, as in effect from time to time, consistently applied and maintained on a consistent basis for a Person throughout the period indicated and consistent with such Person's prior financial practice.

        "Governmental Authority" means any nation, province or state, or any political subdivision thereof, and any agency, department, natural person or other entity exercising executive, legislative, regulatory or administrative functions of or pertaining to government, including Regulatory Authorities.

        "Hazardous Material" means any substance or material that either is or contains a substance designated as a hazardous waste, hazardous substance, hazardous material, pollutant, contaminant or toxic substance under any Environmental Law or is otherwise regulated under any Environmental Law, or the presence of which in some quantity requires investigation, notification or remediation under any Environmental Law.

        "Income Taxes" means all federal, state or local income taxes (inclusive of any interest and penalties thereon) imposed on a Person with respect to its assets or operations and which are based in whole or in part upon income, but does not include any other Taxes.

        "Indemnified Liabilities" has the meaning given to it in Section 7.2(c)(ii).

        "Indemnified Parties" has the meaning given to it in Section
7.2(c)(ii).

        "Intellectual Property" means (a) all inventions and discoveries (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications and patent disclosures, together with all reissuances, continuations, continuations-in-part, revisions, extensions and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names and corporate names, together with all translations, adaptations, derivations and combinations thereof and including all goodwill associated therewith, and all applications, registrations and renewals in connection therewith, (c) all copyrights and all applications, registrations and renewals in connection therewith, (d) all know-how, trade secrets, whether patentable or unpatentable and whether or not reduced to practice (including ideas, research and development, know-how, formulas, compositions, manufacturing and production process and techniques, technical data, designs, drawings, specifications, pricing and cost information and business and marketing plans and proposals), (e) all computer software (including data and related documentation other than off-the-shelf software) and (f) all other proprietary rights.

        "Interim Financial Statements" means the Interim Monthly Financial Statements and the Interim Quarterly Financial Statements.

        "Interim Monthly Financial Statements" has the meaning given to it in
Section 7.1(g).

        "Interim Quarterly Financial Statements" has the meaning given to it in Section 7.1(g).

        "Joint Proxy Statement/Prospectus" has the meaning given to it in
Section 5.27.

        "Knowledge of FNC" means the actual knowledge of the directors and senior officers of FNC and the FNC Subsidiaries.

        "Knowledge of FirstBancorporation" means the actual knowledge of the directors and senior officers of FirstBancorporation and the Subsidiaries.

        "Law" means any code, law, ordinance, regulation, reporting or licensing requirement, rule, or statute applicable to a Person or its Assets, Liabilities or business promulgated, interpreted or enforced by any Governmental Authority.

        "Liability" means any direct or indirect, primary or secondary, liability, indebtedness, obligation, penalty, cost or expense (including costs of investigation, collection and defense), claim, deficiency, guaranty or endorsement of or by any Person (other than endorsements of notes, bills, checks, and drafts presented for collection or deposit in the ordinary course of business) of any type, whether accrued, absolute or contingent, liquidated or unliquidated, matured or unmatured or otherwise, which is required under Generally Accepted Accounting Principles to be reflected in an audited balance sheet or disclosed in the notes thereto.

        "Lien" means, whether contractual or statutory, any conditional sale agreement, participation or repurchase agreement, assignment, default of title, easement, encroachment, encumbrance, hypothecation, infringement, lien, mortgage, pledge, reservation, restriction, security interest, title retention or other security arrangement, or any adverse right or interest, charge or claim of any nature whatsoever of, on, or with respect to any property or property interest.

        "Litigation" means any action, arbitration, cause of action, complaint, criminal prosecution, governmental investigation, hearing, or administrative or other proceeding, but shall not include regular, periodic examinations of depository institutions and their Affiliates by Regulatory Authorities.

        "Loan Collateral" means, with respect to any Person, all of the assets, properties, businesses and rights of every kind, nature, character and description, whether real, personal, or mixed, tangible or intangible, accrued or contingent, owned by whomever and wherever located, in which such Person has taken a security interest with respect to, on which such Person has placed a Lien with respect to, or which is otherwise used to secure, any loan made by such Person or any note, account, or other receivable payable to such Person.

        "Material Adverse Effect" means, with respect to a party, any effect or effects that (i) are or could reasonably be material and adverse to the condition (financial or otherwise), operations, business, loan portfolio or investment portfolio of such party and its subsidiaries taken as a whole, or
(ii) would materially impair the ability of such party to perform its obligations under this Agreement or otherwise materially threaten or materially impede the consummation of the Merger and the other transactions contemplated by this Agreement; provided, however, that Material Adverse Effect shall not be deemed to include the impact of (a) changes in banking and similar laws of general applicability or interpretations thereof by courts or Governmental Authorities, or other changes affecting depository institutions generally, including changes in general economic conditions and changes in prevailing interest and deposit rates; (b) changes in Generally Accepted Accounting Principles or regulatory accounting requirements applicable to banks and their holding companies generally; (c) any modifications or changes to valuation policies and practices in connection with the Merger or restructuring change taken at the written request of FNC in connection with the Merger, in each case in accordance with Generally Accepted Accounting Principles; (d) changes resulting from transaction expenses (such as legal, accounting and investment bankers' fees) incurred in connection with this Agreement and the Merger (which fees and expenses for FirstBancorporation shall not materially exceed the estimates set forth on Schedule 1.1); and (e) actions or omissions of a party or its subsidiaries taken with the written consent of the other party in consideration of the transactions contemplated by the Agreement.

        "Material Contract" has the meaning given to it in Section 5.18(a).

        "Material Permit" has the meaning given to it in Section 5.2(b).

        "Merger" has the meaning given to it in the Background Statement hereof.

        "Merger Consideration" has the meaning given to it in Section 2.1.

        "Midlands Bank" means FirstBank of the Midlands, National Association, a national banking association.

        "National Bank of York County" means National Bank of York County, a national banking association.

        "New Certificates" has the meaning given to it in Section 3.4.

        "OCC" means Office of the Comptroller of the Currency.

        "Old Certificates" has the meaning given to it in Section 3.4.

        "Order" means any administrative decision or award, decree, injunction, judgment, order, quasi-judicial decision or award, ruling, or writ of any federal, state, local, foreign or other court, arbitrator, mediator, tribunal, administrative agency or Governmental Authority.

        "Permit" means any approval, authorization, certificate, easement, filing, franchise, license, notice, permit, or right given by a Governmental Authority to which any Person is a subject or that is or may be binding upon or inure to the benefit of any Person or its securities, Assets or business.

        "Permitted Liens" means (a) Liens for current property Taxes not yet due and payable, (b) pledges to secure deposits in the ordinary course of business consistent with past practices, (c) Liens as security for Federal Home Loan Bank and Federal Reserve Bank advances entered into in the ordinary course of business consistent with past practices, (d) Liens granted in connection with repurchase agreements entered into in the ordinary course of business consistent with past practices and (e) in the case of Real Property, easements, restrictions and similar non-monetary Liens which do not adversely affect the use, value or marketability of such Real Property.

        "Person" means a corporation, a company, an association, a joint venture, a partnership, an organization, a business, an individual, a trust, a Governmental Authority or any other legal entity.

        "Plan of Merger" has the meaning given to it in Section 2.2.

        "Policies" has the meaning given to it in Section 5.17.

        "Real Property" means all of the land, buildings, premises, or other real property in which a Person has ownership or possessory rights, whether by title, lease or otherwise (including banking facilities and any foreclosed properties). Notwithstanding the foregoing, "Real Property" does not include any Loan Collateral not yet foreclosed as of the date with respect to which the term "Real Property" is being used.

        "Registration Statement" has the meaning given to it in Section 5.27.

        "Regulatory Authorities" means, collectively, the Federal Trade Commission, the United States Department of Justice, the Board of Governors of the Federal Reserve System, the South Carolina Commissioner of Banks, the OCC, the FDIC, and all other federal and state regulatory agencies having jurisdiction over the parties and their respective subsidiaries, and the SEC.

        "Regulatory Reports" has the meaning given to it in Section 5.22.

        "Replacement Options" has the meaning given to it in Section 3.6.

        "Reports" has the meaning given to it in Section 6.5.

        "Representatives" has the meaning given to it in Section 7.1(b).

        "SCBCA" means the South Carolina Business Corporation Act of 1988, as amended.

        "SEC" means the Securities and Exchange Commission.

        "SEC Reports" has the meaning given to it in Section 5.22.

        "Securities Laws" means the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Investment Advisors Act of 1940, the Trust Indenture Act of 1939, each as amended, and the rules and regulations of any Governmental Authority promulgated under each.

        "Shareholder Meetings" has the meaning given to it in Section 5.27.

        "Stock Option Plans" has the meaning given to it in Section 3.6.

        "Subsidiary Merger" has the meaning given to it in Section 7.1(f).

        "Subsidiaries" means, collectively, FirstBank, Midlands Bank, First Securities Corporation, and "Subsidiary" means any of them.

        "Superior Proposal" has the meaning given to it in Section 7.1(b).

        "Surviving Corporation" has the meaning given to it in Section 2.1.

        "Takeover Laws" means the South Carolina Control Share Acquisition Act (Section 35-2-101 et seq. of the Code of Laws of South Carolina 1976) and the South Carolina Business Combination Act (Section 35-2-201 et seq. of the Code of Laws of South Carolina 1976).

        "Taxes" means all taxes, charges, fees, levies or other assessments (whether federal, state, local or foreign), including without limitation income, gross receipts, excise, property, estate, sales, use, value added, transfer, license, payroll, franchise, ad valorem, withholding, Social Security and unemployment taxes, as well as any interest, penalties and other additions to such taxes, charges, fees, levies or other assessments.

        "Tax Return" means any report, return or other information required to be supplied to a taxing authority in connection with Taxes.

        "Treasury Regulations" means the Income Tax Regulations to the Code.

        "Treasury Shares" has the meaning given to it in Section 3.1.

                                  ARTICLE II

                                  THE MERGER

        2.1 The Merger. Upon the terms hereof and subject to the conditions set forth in Article IX, and in accordance with the SCBCA, at the Effective Time, FirstBancorporation shall be merged with and into FNC. As a result of the Merger, the separate corporate existence of FirstBancorporation shall cease and FNC shall continue as the surviving corporation of the Merger (the "Surviving Corporation"). Notwithstanding anything to the contrary contained in this Section 2.1, FNC may elect to merge FirstBancorporation with and into a direct or indirect wholly-owned subsidiary of FNC; provided, however, that no such election shall (i) alter or change the amount or kind of consideration to be issued to holders of FirstBancorporation Stock as provided for in this Agreement (the "Merger Consideration"), (ii) cause the Merger not to qualify as a tax-free reorganization under Section 368 of the Code or for "pooling of interests" accounting treatment, (iii) materially impede or materially delay consummation of the transactions contemplated by this Agreement, or (iv) materially diminish or alter the obligations of FNC under this Agreement. In such event, the parties agree to execute an appropriate amendment to this Agreement in order to reflect the foregoing and to provide, as the case may be, that such other wholly-owned subsidiary of FNC shall be the Surviving Corporation.

        2.2 Effective Time. Subject to the satisfaction or waiver of the conditions set forth in Article IX, the Merger shall become effective on the date and at the time of the filing of articles of merger (the "Articles of Merger"), in the form required by and executed in accordance with the SCBCA, or at such other time specified in the Articles of Merger. The date and time when the Merger shall become effective shall be referred to herein as the "Effective Time." Unless otherwise agreed by the parties, at or as soon as practicable after the Closing, FNC and FirstBancorporation shall cause the Articles of Merger to be executed and filed with the Secretary of State of South Carolina, as required by the SCBCA, and shall take any and all other actions and do any and all other things to cause the Merger to become effective as contemplated hereby. The plan of merger, which shall be substantially in the form of Exhibit A hereto (the "Plan of Merger"), shall be set forth in the Articles of Merger. 2.3 Effect of the Merger. At the Effective Time, the effect of the Merger shall be as provided in the applicable provisions of the SCBCA. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, all the property, rights, privileges, powers and franchises of FirstBancorporation shall vest in the Surviving Corporation, and all debts, liabilities, obligations, restrictions, disabilities and duties of FirstBancorporation shall become the debts, liabilities, obligations, restrictions, disabilities and duties of the Surviving Corporation.

        2.4 Articles of Incorporation; Bylaws.

       (a) Unless otherwise determined by FNC prior to the Effective Time, at the Effective Time, the Articles of Incorporation of FNC, as in effect immediately prior to the Effective Time, shall be the Articles of Incorporation of the Surviving Corporation (as amended by the Articles of Merger).

       (b) Unless otherwise determined by FNC prior to the Effective Time, the Bylaws of FNC, as in effect immediately prior to the Effective Time, shall be the Bylaws of the Surviving Corporation until thereafter amended as provided by law, the Articles of Incorporation of the Surviving Corporation and such Bylaws.

        2.5 Directors and Officers. The directors of FNC immediately after the Effective Time, together with the two individuals designated in Section 7.2(d) hereof, shall be the directors of the Surviving Corporation, each to hold office in accordance with the Articles of Incorporation and Bylaws of the Surviving Corporation and the SCBCA, and the officers of FNC immediately prior to the Effective Time shall be the officers of the Surviving Corporation, in each case until their respective successors are duly elected or appointed and qualified.

                                 ARTICLE III

                      CONVERSION AND EXCHANGE OF SHARES

        3.1 Merger Consideration. Subject to the provisions of this Agreement, at the Effective Time, automatically by virtue of the Merger and without any action on the part of any Person:

        (a) Each share of FirstBancorporation Stock, excluding
Dissenting Shares, Treasury Shares and FNC FirstBancorporation Shares, issued and outstanding immediately prior to the Effective Time shall become and be converted into 1.222 shares of FNC Stock (the "Exchange Ratio"). The Exchange Ratio is subject to adjustment as set forth in Section 3.5.

        (b) Each share of FNC Stock issued and outstanding immediately prior to the Effective Time shall remain issued and outstanding from and after the Effective Time.

        (c) Each share of FirstBancorporation Stock held in treasury by FirstBancorporation or otherwise owned by FirstBancorporation or the Subsidiaries ("Treasury Shares"), and each share of FirstBancorporation Stock owned by FNC or the FNC Subsidiaries ("FNC FirstBancorporation Shares"), immediately prior to the Effective Time shall be canceled and retired at the Effective Time and no consideration shall be issued in exchange therefor.

        3.2 Rights as Shareholders; Stock Transfers. At the Effective Time, holders of shares of FirstBancorporation Stock shall cease to be, and shall have no rights as, shareholders of FirstBancorporation, other than (i) to receive any dividend or other distribution with respect to shares of FirstBancorporation Stock with a record date occurring prior to the Effective Time and the consideration provided under this Article III and (ii) those rights afforded to the holders of Dissenting Shares under the SCBCA. After the Effective Time, there shall be no transfers on the stock transfer books of FirstBancorporation or the Surviving Corporation of shares of FirstBancorporation Stock.

        3.3 Fractional Shares. Notwithstanding any other provision hereof, no fractional shares of FNC Stock and no certificates or scrip therefor, or other evidence of ownership thereof, will be issued in the Merger; instead, FNC shall pay to each holder of FirstBancorporation Stock who would otherwise be entitled to a fractional share of FNC Stock (after taking into account all Old Certificates delivered by such holder) an amount in cash (without interest) determined by multiplying such fraction by the last sale price of FNC Stock published by the American Stock Exchange (as reported in The Wall Street Journal or, if not reported therein, in another authoritative source), for the trading day immediately preceding the Effective Date.

        3.4 Exchange Procedures. As promptly as practicable after the Effective Time, but not later than 10 Business Days after the Effective Date, FNC shall send or cause to be sent to each former holder of record of shares of FirstBancorporation Stock immediately prior to the Effective Time transmittal materials for use in exchanging such shareholder's certificates formerly representing shares of FirstBancorporation Stock (the "Old Certificates") for the consideration set forth in this Article III. FNC shall cause the certificates representing the shares of FNC Stock (the "New Certificates") into which shares of FirstBancorporation Stock are converted at the Effective Time and/or any check in respect of any fractional share interest or dividends or distributions which such Person shall be entitled to receive to be delivered to such shareholder upon delivery to FNC of Old Certificates representing such shares of FirstBancorporation Stock (or indemnity reasonably satisfactory to FNC that such certificates are lost, stolen or destroyed) owned by such shareholder and properly completed transmittal materials. No interest will be paid on any such cash to be paid in lieu of fractional share interests or in respect of dividends or distributions which any such Person shall be entitled to receive pursuant to this Article III upon such delivery. Old Certificates surrendered for exchange by any Affiliate of FirstBancorporation shall not be exchanged for New Certificates until FNC has received an Affiliate Agreement from such Person as specified in Section 7.1(d). Notwithstanding the foregoing, no party hereto shall be liable to any former holder of FirstBancorporation Stock for any amount properly delivered to a public official pursuant to applicable abandoned property, escheat or similar laws. At the election of FNC, no dividends or other distributions with respect to FNC Stock with a record date occurring on or after the Effective Date shall be paid to the holder of any unsurrendered Old Certificate representing shares of FirstBancorporation Stock converted in the Merger into the right to receive shares of such FNC Stock until the holder thereof shall be entitled to receive New Certificates in exchange therefor in accordance with the procedures set forth in this Section 3.4. After becoming so entitled in accordance with this
Section 3.4, the record holder thereof shall be entitled to receive any such dividends or other distributions, without any interest thereon, which theretofore had become payable with respect to shares of FNC Stock such holder had the right to receive upon surrender of the Old Certificates.

        3.5 Anti-Dilution Provisions. In the event FNC changes (or establishes a record date for changing) the number of shares of FNC Stock issued and outstanding prior to the Effective Time as a result of a stock split, stock dividend, recapitalization or similar transaction with respect to the outstanding FNC Stock and the record date or effective date therefor shall be prior to the Effective Time, the Exchange Ratio shall be proportionately adjusted.

        3.6 Stock Options. At the Effective Time, each outstanding option to purchase shares of FirstBancorporation Stock (in each case, an "Assumable Option") granted under (i) the 1986 Amended and Restated Non-Qualified Stock Option Plan of FirstBancorporation, Inc., and (ii) the 1996 Stock Option Plan of FirstBancorporation, Inc. (collectively, the "Stock Option Plans"), which have not been exercised prior to the Effective Time, shall be converted into an option (a "Replacement Option") to acquire, on the same terms and conditions as were applicable under such Assumable Option, the number of shares of FNC Stock equal to (A) the number of shares of FirstBancorporation Stock subject to the Assumable Option, multiplied by (B) the Exchange Ratio (such product rounded to the nearest whole number), at an exercise price per share (rounded to the nearest whole cent) equal to (y) the aggregate exercise price for the shares of FirstBancorporation Stock which were purchasable pursuant to such Assumable Option divided by (z) the number of full shares of FNC Stock subject to such Replacement Option in accordance with the foregoing. Notwithstanding the foregoing, each Assumable Option which is intended to be an "incentive stock option" (as defined in Section 422 of the Code) shall be adjusted in accordance with the requirements of Section 424 of the Code. At or prior to the Effective Time, FirstBancorporation shall use its reasonable best efforts to take all action necessary, including obtaining any necessary consents from optionees, to permit the replacement of the outstanding Assumable Options by FNC pursuant to this Section 3.6 and to permit FNC to assume the Stock Option Plans. FirstBancorporation shall further take all action necessary to amend the Stock Option Plans to eliminate automatic grants or awards thereunder following the Effective Time. At the Effective Time, FNC shall assume the Stock Option Plans provided that such assumption shall be only in respect of the Replacement Options and that FNC shall have no obligation with respect to any awards under the Stock Option Plans other than the Replacement Options and shall have no obligation to make any additional grants or awards under the Stock Option Plans. Prior to and at all times after the Effective Time, FNC shall reserve for issuance such number of shares of FNC Stock as necessary so as to permit the exercise of Replacement Options granted in the manner contemplated by this Agreement. FNC shall file a registration statement on Form S-8 (or an amendment to the Registration Statement to the same effect) as soon as reasonably practicable after the Effective Time so as to permit the exercise of such options and the sale of the shares received by the optionee upon such exercise at and after the Effective Time and FNC shall continue to make such filings thereafter as may be necessary to permit the continued exercise of options and sale of such shares; provided, however, that the parties acknowledge and agree that "affiliates" (as described in Section 7.1(d)) of FirstBancorporation as of the Effective Time and affiliates of FNC shall be required to comply with the provisions of Rule 144 and Rule 145 under the Securities Act of 1933, as amended (or any successor rules) with respect to the sale of shares of FNC Stock acquired upon the exercise of Replacement Options.

        3.7 Dissenting Shares. (a) Notwithstanding any provision of this Agreement to the contrary, shares of FirstBancorporation Stock that are outstanding immediately prior to the Effective Time and which are held by a holder who shall have properly given written notice of his intent to exercise dissenters' rights with respect to such shares in connection with the Merger and in compliance with Chapter 13 of the SCBCA (collectively, the "Dissenting Shares") shall not be converted into or represent the right to receive the Merger Consideration. Such holder shall be entitled to receive payment of the appraised value of such Dissenting Shares held by him in accordance with the provisions of such Chapter 13, except that all Dissenting Shares held by shareholders who shall have failed to perfect or who effectively shall have withdrawn or lost their rights to appraisal of such shares under such Chapter 13 shall thereupon be deemed to have been converted into and to have become exchangeable for, as of the Effective Time, the right to receive the Merger Consideration, without any interest thereon, upon surrender, in the manner provided in Section 3.4, of the Old Certificates.

        (b) FirstBancorporation shall give FNC (i) prompt notice of any demands for appraisal received by FirstBancorporation, withdrawals of such demands, and any other instruments served pursuant to the SCBCA in respect of Dissenting Shares and received by FirstBancorporation and (ii) the opportunity to direct all negotiations and proceedings with respect to demands for appraisal under the SCBCA. FirstBancorporation shall not, except with the prior written consent of FNC, make any payment with respect to any demands for appraisal or offer to settle or settle any such demands.

                               ARTICLE IV

                               THE CLOSING

        4.1 Closing. Upon the terms hereof and subject to the satisfaction or waiver of the conditions set forth in Article IX, the Closing of the Merger shall take place at the offices of FNC in Orangeburg, South Carolina on a date specified by FNC (such date, the "Closing Date") after the expiration of any and all required waiting periods following the effective date of required approvals of the Merger by Regulatory Authorities (but in no event more than 10 Business Days following the expiration of all such required waiting periods). At the Closing, the parties will execute, deliver and file all documents necessary to effect the transactions contemplated herein, including the Articles of Merger.

        4.2 Deliveries by FirstBancorporation. At or by the Closing, FirstBancorporation shall have caused the following documents to be executed and delivered to FNC:

        (a) the agreements, opinions, certificates, instruments and other documents contemplated in Section 9.3; and

        (b) all other documents, certificates and instruments required hereunder to be delivered by FirstBancorporation, or as may reasonably be requested by FNC at or prior to the Closing.

        4.3 Deliveries by FNC. At or by the Closing, FNC shall have caused the following documents to be executed and delivered to FirstBancorporation:

        (a) the agreements, opinions, certificates, instruments and other documents contemplated in Section 9.2; and

        (b) all other documents, certificates and instruments required hereunder to be delivered by FNC, or as may reasonably be requested by FirstBancorporation at or prior to the Closing.

                                 ARTICLE V

          REPRESENTATIONS AND WARRANTIES OF FIRSTBANCORPORATION

        FirstBancorporation represents and warrants to FNC as follows:

        5.1     Organization, Standing and Power.

        (a) Each of FirstBancorporation and First Securities Corporation is a corporation duly organized, validly existing and in good standing under the Laws of the State of South Carolina, and FirstBancorporation is duly registered as a bank holding company under the Act. Each of FirstBank and Midlands Bank is a national banking association organized and existing under the laws of the United States of America. Each of FirstBancorporation and the Subsidiaries has the corporate power and authority to carry on its business as now conducted and to own, lease and operate its Assets. Each of FirstBancorporation and the Subsidiaries is duly qualified or licensed to transact business as a foreign corporation in good standing in the States of the United States and foreign jurisdictions where the character of its Assets or the nature or conduct of its business requires it to be so qualified or licensed (except where the failure to be so qualified or licensed would not have a Material Adverse Effect on FirstBancorporation), and all such jurisdictions are set forth on Schedule 5.1. Schedule 5.1 also lists and separately identifies any additional jurisdictions in which FirstBancorporation or any Subsidiary has offices or conducts business, or where its employees are present to provide services on behalf of FirstBancorporation or such Subsidiary, but in which such Person is not so qualified or licensed.

        (b) Each of FirstBank and Midlands Bank is an "insured institution" as defined in the Federal Deposit Insurance Act and applicable regulations thereunder, and all deposits in FirstBank and Midlands Bank are insured by the FDIC to the maximum extent permitted by applicable Law. FirstBancorporation has received all requisite approvals and consents of the Regulatory Authorities to own and operate the Subsidiaries.

        5.2 Authority; No Breach By Agreement.

        (a) FirstBancorporation has the corporate power and authority necessary to execute, deliver and perform its obligations under this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance of its obligations under this Agreement and the consummation of the transactions contemplated herein, including the Merger, have been duly and validly authorized by all necessary corporate action in respect thereof on the part of FirstBancorporation, subject only to the adoption and approval of this Agreement by the shareholders of FirstBancorporation. This Agreement shall constitute a legal, valid and binding obligation of FirstBancorporation, enforceable against FirstBancorporation in accordance with its terms (except in all cases as such enforceability may be limited by a court acting in equity, applicable bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting the enforcement of creditors' rights generally).

        (b) Neither the execution and delivery of this Agreement by FirstBancorporation, nor the consummation by FirstBancorporation of the transactions contemplated hereby, nor compliance by FirstBancorporation with any of the provisions hereof, will (i) conflict with or result in a breach of any provision of (A) the articles of association or bylaws of FirstBank or Midlands Bank or (B) the articles of incorporation or bylaws of FirstBancorporation or any other Subsidiary, or (ii) except as disclosed in
Schedule 5.2 or in Schedule 5.18, constitute or result in a Default under, or require any Consent pursuant to, or result in the creation of any Lien on any Asset of FirstBancorporation or any Subsidiary under, (A) any Material Contract or Material Permit (as defined below) of FirstBancorporation or any Subsidiary or (B) any material loan, account, note or other receivable reflected as an asset on the books and records of FirstBancorporation and the Subsidiaries, or (iii) subject to obtaining the requisite Consents referred to in Section 9.1(b) of this Agreement, violate any Law or Order applicable to FirstBancorporation or any Subsidiary or any of their respective Assets in a manner that would impose any material liability, obligation or limitation on FirstBancorporation, any Subsidiary, FNC, any FNC Subsidiary or any of their respective businesses. For purposes of this Agreement, "Material Permit" shall mean a Permit that is necessary for a party and its subsidiaries to operate their respective businesses as currently conducted or to own their respective Assets.

        (c) Except as disclosed in Schedule 5.2, no notice to, filing with or Consent of any Governmental Authority by FirstBancorporation or any Subsidiary is necessary for the consummation by FirstBancorporation of the Merger and the other transactions contemplated in this Agreement.

        (d) The affirmative vote of the holders of two-thirds of the outstanding shares of FirstBancorporation Stock is the only vote of the holders of any class or series of FirstBancorporation capital stock necessary to approve this Agreement and the Merger.

        5.3     Capital Stock.

       (a) The authorized capital stock of FirstBancorporation consists of (i) 1,000,000 shares of preferred stock, par value $.01 per share, of which no shares are issued and outstanding, and (ii) 3,000,000 shares of FirstBancorporation Stock, of which 963,325 shares are issued and outstanding as of the date of this Agreement, which constitutes FirstBancorporation's only issued and outstanding securities. As of the date of this Agreement, there are Assumable Options to purchase 15,575 shares of FirstBancorporation Stock outstanding under the Stock Option Plans and options to purchase 13,341 shares of FirstBancorporation Stock outstanding under 1986 Bank Incentive Stock Option Plan of The Savings Bank of Beaufort County, F.S.B., which options will terminate upon the Effective Time of the Merger unless exercised prior thereto (together with the Assumable Options, the "FirstBancorporation Options"). Other than the aforementioned shares of FirstBancorporation Stock and FirstBancorporation Options, there are no outstanding warrants, options, agreements, convertible or exchangeable securities, or other commitments pursuant to which FirstBancorporation is or may become obligated to issue, sell, purchase, return, or redeem any shares of capital stock or other securities of FirstBancorporation, and there are no equity securities of FirstBancorporation reserved for issuance for any purpose. Each outstanding share of FirstBancorporation Stock (i) has been duly authorized and is validly issued and outstanding, and is fully paid and nonassessable, (ii) has not been issued in violation of the preemptive rights of any shareholder, and (iii) has been issued in compliance with the Securities Laws.

        (b) Schedule 5.3 sets forth the names of all Persons of record who own more than 5% of the outstanding shares of FirstBancorporation Stock and the number of shares of FirstBancorporation Stock owned by each such Person.

        (c) The authorized capital stock of (A) FirstBank is (x) 1,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding, and (y) 1,000,000 shares of common stock, par value $5.00 per share, of which 1,000 shares are issued and outstanding and owned of record and beneficially held entirely by FirstBancorporation, (B) Midlands Bank is 1,000,000 shares of common stock, no par value, of which 200,000 shares are issued and outstanding and owned of record and beneficially held entirely by FirstBancorporation, and (C) First Securities Corporation is 1,000,000 shares of common stock, par value $.01 per share, of which 100,000 shares are issued and outstanding and owned of record and beneficially held entirely by FirstBank. There are no outstanding warrants, options, agreements, convertible or exchangeable securities, or other commitments pursuant to which any Subsidiary is or may become obligated to issue, sell, purchase, return, or redeem any shares of capital stock or other securities of any Subsidiary, and there are no equity securities of any Subsidiary reserved for issuance for any purpose. Each outstanding share of capital stock of the Subsidiaries (i) has been duly authorized and is validly issued and outstanding, and is fully paid and nonassessable, (ii) has not been issued in violation of the preemptive rights of any shareholder, and (iii) has been issued in compliance with the Securities Laws.

        5.4 Records. Complete and accurate copies of the articles of incorporation or charter and bylaws of each of FirstBancorporation and the Subsidiaries have been delivered to FNC. The stock book of each such Person contains complete and accurate records of the record share ownership of the issued and outstanding shares of stock thereof; provided, however, that this sentence shall be deemed to be accurate for purposes of Section 9.3(a) unless any such incompleteness or inaccuracy could reasonably be expected to impose a liability or obligation on FirstBancorporation, any Subsidiary, FNC or any FNC Subsidiary or impede, delay or prevent the consummation of the transactions contemplated hereby.

        5.5 Subsidiaries and Affiliates. Other than marketable securities issued by Persons of which FirstBancorporation and the Subsidiaries do not, in the aggregate, own more than 5% of the outstanding shares of voting common stock, neither FirstBancorporation nor any Subsidiary owns, directly or indirectly, any capital stock of or any other equity interests in any Person other than the Subsidiaries. Neither FirstBancorporation or any Subsidiary own any shares of FNC Stock. Schedule 5.5 sets forth all Affiliates of FirstBancorporation or any Subsidiary.

        5.6 Financial Statements. FirstBancorporation has provided or made available to FNC complete copies of all of the Financial Statements. Each of the Financial Statements, together with notes thereto, have been, and on the Closing Date each of the Interim Quarterly Financial Statements will have been, prepared in accordance with Generally Accepted Accounting Principles and fairly present, and on the Closing Date each of the Interim Quarterly Financial Statements will fairly present, in all material respects the results of operations and financial position of FirstBancorporation and the Subsidiaries for the periods and as of the dates set forth therein (except that in respect of Interim Quarterly Financial Statements, notes may be omitted and such statements may be subject to normal recurring year-end adjustments). Each of the Interim Monthly Financial Statements will be prepared in the ordinary course of business consistent with past practices.

        5.7 Tax Matters. Each of FirstBancorporation and the Subsidiaries has timely filed (including extension periods) all Tax Returns required to be filed for any period ending on or before the date hereof, or if applicable, any period that includes such date. All such Tax Returns are correct and complete in all material respects. Each of FirstBancorporation and the Subsidiaries has timely paid or will timely pay or cause to be paid all Taxes (whether or not shown on any Tax Return) when due to any taxing authority with respect to all such periods. Neither FirstBancorporation nor any of the Subsidiaries has received written notice that the Internal Revenue Service or any other taxing authority has asserted against FirstBancorporation or any of the Subsidiaries any deficiency or claim for additional Taxes in connection therewith which could reasonably result in a material liability to FirstBancorporation or FNC and neither FirstBancorporation nor any of the Subsidiaries reasonably expects any authority to assess any additional Taxes for any period for which Tax Returns have been filed. Neither FirstBancorporation nor any of the Subsidiaries has filed a consent under Code
Section 341(f) concerning collapsible corporations. Neither FirstBancorporation nor any of the Subsidiaries has made any payments, nor is it obligated to make any payments, nor is it a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Code Section 280G. Neither FirstBancorporation nor any of the Subsidiaries has been a United States real property holding corporation within the meaning of Code Section 897(c)(2) during the applicable period specified in Code Section 897(c)(1)(A)(ii). To the Knowledge of FirstBancorporation, each of FirstBancorporation and the Subsidiaries has disclosed on the federal Income Tax Returns of FirstBancorporation and the Subsidiaries all positions taken therein that could give rise to a substantial understatement of federal Income Taxes within the meaning of Code Section 6662. Neither FirstBancorporation nor any of the Subsidiaries has been a member of an affiliated group (as defined by the Code) filing a consolidated federal income tax return with any Person other than FirstBancorporation or the Subsidiaries nor does it have any liability for the Income Taxes of any Person other than FirstBancorporation and the Subsidiaries under Treas. Reg.
Section 1.1502-6 (or any similar provision of state, local or foreign law), as a transferee or successor, by contract, or otherwise. The books and records of FirstBancorporation and each of the Subsidiaries accurately and completely set forth in all material respects the basis of FirstBancorporation and the Subsidiaries in its assets and the amount of any net operating loss, net capital loss, unused investment or other credit, unused foreign tax, or excess charitable contribution allocable to FirstBancorporation or the Subsidiaries, all as of December 31, 1998. The unpaid Income Taxes of FirstBancorporation and the Subsidiaries did not, as of December 31, 1998, exceed in any material respect the reserve for tax liability (rather than any reserve for deferred taxes established to reflect timing differences between book and tax income) set forth on the balance sheet as of such date contained in the Financial Statements, and any such unpaid Income Taxes do not exceed in any material respect that reserve as adjusted for the passage of time through the Closing Date in accordance with the past practices of FirstBancorporation in filing its Income Tax returns. Neither FirstBancorporation nor any of the Subsidiaries has been granted nor has FirstBancorporation or any of the Subsidiaries been given any waiver of any statute of limitations with respect to, or any extension of a period for the assessment of any Tax. All deposits required by law to be made by FirstBancorporation or the Subsidiaries with respect to employees' withholding taxes have been made. Each of FirstBancorporation and the Subsidiaries has withheld and paid in all material respects all Taxes required to have been withheld and paid in connection with the amounts paid or owing to any employee, independent contractor, creditor, shareholder or other third party. There are no Liens for the payment of Taxes on any assets of FirstBancorporation or any of the Subsidiaries except for statutory Liens for property Taxes that are not past due as to payment. There are no disputes or claims pending against FirstBancorporation or any of the Subsidiaries for past due Taxes in a material amount, and, to the Knowledge of FirstBancorporation, there is no claim or dispute threatened against FirstBancorporation or any of the Subsidiaries, or any basis for such a claim or dispute, for past due Taxes. During the past five years, no such claim has been made by an authority in a jurisdiction where FirstBancorporation or any of the Subsidiaries does not file Tax Returns. As of the date hereof, there are not any matters under discussion with any federal, state, local or other authority with respect to any additional Taxes relating to FirstBancorporation or any of the Subsidiaries. All amounts required to be paid by FirstBancorporation or any of the Subsidiaries as estimated Income Taxes under Code Section 6655, and any comparable provisions of state or local statutes, have been duly paid, except where the failure to make such payment would not, individually or in the aggregate with other such nonpayments, result in a material liability to FirstBancorporation or FNC. There are no tax rulings, requests for rulings or closing agreements relating to FirstBancorporation or any of the Subsidiaries that could affect its liability for Income Taxes for any period after the Closing Date. Any adjustment of Taxes of FirstBancorporation or any of the Subsidiaries made by the Internal Revenue Service in any examination which is required to be reported to state, foreign, or local taxing authorities has been so reported and any additional Taxes due with respect thereto have been paid. To the Knowledge of FirstBancorporation, there are no facts that, if known to any taxing authority, would likely result in the issuance of a notice of proposed deficiency or similar notice of intention to assess Income Taxes in any material amount against FirstBancorporation or any of the Subsidiaries. Neither FirstBancorporation nor any of the Subsidiaries has taken any action not in accordance with its past practices that would have the effect of deferring any tax liability for FirstBancorporation or any of the Subsidiaries from any taxable period ending on or before the Closing Date to any taxable period ending after the Closing Date. No material amount of income recognized, for federal, state, local or foreign Income Tax purposes, by FirstBancorporation or any of the Subsidiaries during the period beginning January 1, 1999 and ending on the Closing Date will be derived other than in the ordinary course of business or arise from transactions of a type not reflected on the relevant return for the taxable period ending on December 31, 1998. Neither FirstBancorporation nor any of the Subsidiaries has any deferred gain or loss arising from deferred intercompany transactions (as described in Section 1.1502-13 of the Treasury Regulations) with respect to the stock or obligations of any other member of FirstBancorporation's or any of the Subsidiaries' affiliated group (as described in Section 1.1502-14 of the Treasury Regulations). No property of FirstBancorporation or any of the Subsidiaries is "tax exempt use property" within the meaning of Section 168(h) of the Code. Except as set forth on Schedule 5.7, neither FirstBancorporation nor any of the Subsidiaries is required to include in income any adjustment pursuant to Section 481(a) of the Code (or similar provisions of other law or regulation) by reason of a change in an accounting method, nor does FirstBancorporation or any of the Subsidiaries have any knowledge that the Internal Revenue Service (or other taxing authority) has proposed or is considering any such change in an accounting method. Neither FirstBancorporation nor any of the Subsidiaries is a party to an interest rate swap, currency swap, or similar transaction. Neither FirstBancorporation nor any of the Subsidiaries has any corporate acquisition indebtedness, as defined in Section 279(b) of the Code, or any obligations described in Section 279(a)(2) of the Code. The accruals for deferred federal income taxes reflected in the Financial Statements for the period ended December 31, 1998 are adequate to cover any deferred income tax liability of FirstBancorporation and each of the Subsidiaries determined in accordance with Generally Accepted Accounting Principles through the date thereof. All Income Taxes as to which FirstBancorporation and each of the Subsidiaries may be liable which relate to a period ending on or before December 31, 1998 have been adequately accrued or reserved in the Financial Statements as of such date in accordance with Generally Accepted Accounting Principles.

        5.8     Real Property.

        (a) Schedule 5.8 lists all Real Property owned or leased by FirstBancorporation or any of the Subsidiaries as of the date hereof, separately listing that which is owned and that which is leased and whether it is owned or leased by FirstBancorporation or one of the Subsidiaries. Except as indicated on Schedule 5.8, with respect to all Real Property owned by FirstBancorporation or any of the Subsidiaries, FirstBancorporation or the Subsidiary, as the case may be, has good and marketable fee simple title to such Real Property and owns the same free and clear of all Liens (other than Permitted Liens). Except as set forth on Schedule 5.8, with respect to all Real Property leased by FirstBancorporation or any of the Subsidiaries: (i) each lease of Real Property is valid and enforceable in accordance with its terms in all material respects, (ii) there exists no material Default by FirstBancorporation or any of the Subsidiaries under such lease, and (iii) each such lease may be assigned to FNC and the FNC Subsidiaries, and the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not create a material Default thereunder. All improvements and fixtures in or on the Real Property owned or leased by FirstBancorporation or any of the Subsidiaries are in good condition and repair, ordinary wear and tear excepted, and to the Knowledge of FirstBancorporation, there does not exist any condition that interferes with FirstBancorporation's or the Subsidiaries', as the case may be, use or affects the economic value thereof.

        (b) The Real Property owned or leased by FirstBancorporation or any of the Subsidiaries substantially complies with all applicable federal, state and local laws, regulations, ordinances or orders of any Governmental Authority, including those relating to zoning, building and use permits, and such Real Property as is currently used for commercial banking facilities may be so used under applicable zoning ordinances as a matter of right rather than as a conditional or nonconforming use.

        5.9 Assets. Except as disclosed on Schedule 5.9, each of FirstBancorporation and the Subsidiaries has good and marketable title, free and clear of all Liens (other than Permitted Liens), to all of their respective owned material Assets. All material tangible personal properties used in the business of FirstBancorporation or any of the Subsidiaries are in good condition and repair, ordinary wear and tear excepted, and are usable in the ordinary course of business consistent with FirstBancorporation's or the Subsidiary's past practices. All material Assets held under leases or subleases by FirstBancorporation or any of the Subsidiaries are held under valid Contracts enforceable in accordance with their respective terms (except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other Laws affecting the enforcement of creditors' rights generally and except that the availability of the equitable remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceedings may be brought), and each such Contract is in full force and effect. The Assets of FirstBancorporation and the Subsidiaries include all assets required to operate the business of FirstBancorporation and the Subsidiaries as presently conducted.

        5.10    Intellectual Property Rights.

       (a) Each of FirstBancorporation and the Subsidiaries owns all right, title and interest to, free and clear of all Liens (other than Permitted Liens), or has the legally enforceable right to use (pursuant to license, sublicense, agreement or permission), free and clear of all Liens (other than Permitted Liens), all Intellectual Property currently used in or necessary to its business as currently conducted, except where the failure to have any such right would not, individually or in the aggregate with all other such failures, have a Material Adverse Effect on FirstBancorporation. All registered trademarks and patents owned or used by FirstBancorporation or any of the Subsidiaries (together with any application therefor) and all trade names, copyrights and processes used by FirstBancorporation or any of the Subsidiaries are listed on Schedule 5.10. Except as disclosed on Schedule 5.10, neither FirstBancorporation nor any of the Subsidiaries has pledged, mortgaged, assigned, licensed, granted permission with respect to or otherwise transferred any such Intellectual Property to any third party. Except as set forth on Schedule 5.10, none of FirstBancorporation's or the Subsidiaries' rights with respect to any such Intellectual Property will be terminated, limited or otherwise affected by its execution of this Agreement or its consummation of the transactions contemplated by this Agreement, except where any such termination, limitation or affect would not, individually or in the aggregate with all other such terminations, limitations or affects, have a Material Adverse Effect on FirstBancorporation.

        (b) Neither FirstBancorporation nor any of the Subsidiaries has received, or has reason to believe that it will not continue to receive, a rating of less than "satisfactory" on any Year 2000 Report of Examination of any Regulatory Authority. FirstBancorporation has made available to FNC a complete and accurate copy of its plan, including an estimate of the anticipated associated costs, for addressing the issues set forth in the statements of the FFIEC dated May 5, 1997, entitled "Year 2000 Project Management Awareness," and December 17, 1997, entitled "Safety and Soundness Guidelines Concerning the Year 2000 Business Risk," as such issues affect it and the Subsidiaries, and such plan is in material compliance with the schedule set forth in the FFIEC statements. Except as set forth on Schedule 5.10, to the Knowledge of FirstBancorporation, there are no issues with respect to its or the Subsidiaries hardware and software systems that would prevent it or the Subsidiaries from being Year 2000 compliant in a timely manner, except where any such issue would not, individually or in the aggregate with all other such issues, have a Material Adverse Effect on FirstBancorporation.
        5.11 Loans, Accounts, Notes and Other Receivables; Loan Collateral.

        (a) All loans, accounts, notes and other receivables reflected as assets on each of FirstBancorporation's and the Subsidiaries' books and records (i) have resulted from bona fide business transactions in the ordinary course of such Person's operations, (ii) were to the Knowledge of FirstBancorporation made in compliance with such Person's standard loan policies and procedures, and (iii) are owned by such Person free and clear of all Liens (other than Permitted Liens), or other exceptions to title or to the ownership or collection rights of any other person or entity.

        (b) All records of FirstBancorporation and the Subsidiaries regarding all outstanding loans, accounts, notes and other receivables are accurate in all material respects, and with respect to each loan that FirstBancorporation's or any of the Subsidiaries' loan documentation indicates is secured by Loan Collateral, to the

Knowledge of FirstBancorporation such loan is secured by valid, perfected and enforceable liens on all such Loan Collateral having the priority described in such Person's documentation of such loan.

        (c) Each material loan reflected as an asset on FirstBancorporation's or any of the Subsidiaries' books as of the date hereof, and each material guaranty therefor, is the legal, valid and binding obligation of the obligor or guarantor thereon, and no defense, offset or counterclaim has been asserted with respect to any such loan or guaranty.

        (d) Schedule 5.11 lists as of the date hereof: (i) each loan, extension of credit or other Asset that is classified by any Regulatory Authority or FirstBancorporation or any of the Subsidiaries as "Loss", "Doubtful", "Substandard" or "Special Mention" (or otherwise by words of similar import) or that FirstBancorporation or any of the Subsidiaries has designated as a special asset or for special handling or placed on any "watch list" because of concerns regarding the ultimate collectibility or deteriorating condition of such Asset or any obligor or Loan Collateral therefor; and (ii) each loan or extension of credit of FirstBancorporation or any of the Subsidiaries that is past due 30 days or more as to the payment of principal and/or interest, or as to which FirstBancorporation or any Subsidiary has given written notice of default which has not been cured, or is to the Knowledge of FirstBancorporation the subject of a proceeding in bankruptcy, or as to which the obligor otherwise has indicated any inability or intention not to repay such loan or extension of credit.

        (e) Each of the loans and other extensions of credit by FirstBancorporation or any of the Subsidiaries (with the exception of those loans and extensions of credit listed on Schedule 5.11) is as of the date hereof to the Knowledge of FirstBancorporation collectible in the ordinary course of such Person's business in an amount that is not less than the amount at which it is carried on such Person's books and records net of reserves reflected on such Person's books and records.

        (f) Each of FirstBancorporation's and the Subsidiaries' reserve for possible loan losses shown in the Financial Statements and the Interim Quarterly Financial Statements (i) has been (or will be in the case of the Interim Quarterly Financial Statements) established in conformity with Generally Accepted Accounting Principles and all applicable requirements of applicable Regulatory Authorities, (ii) in the reasonable opinion of such Person's management, as of the respective dates referenced therein, is (or will be in the case of the Interim Quarterly Financial Statements) reasonable in view of the size and character of such Person's loan portfolio, current economic conditions and other relevant factors, and (iii) in the reasonable opinion of such Person's management, as of the respective dates referenced therein, is (or will be in the case of the Interim Quarterly Financial Statements) adequate to provide for losses relating to or the risk of loss inherent in such Person's loan portfolio.

        (g) Neither the terms of any loan made by FirstBancorporation or any of the Subsidiaries, nor any of the loan documentation, nor the manner in which such loans have been administered and serviced, violates in any material respect any Law applicable thereto, including without limitation, the Truth-in-Lending Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, Regulations O and Z of the Federal Reserve Board, the Community Reinvestment Act of 1977, the Equal Credit Opportunity Act, all as amended, and state laws, rules and regulations relating to consumer protection, installment sales and usury, except where any such violation would not, individually or in the aggregate with all other such violations, have a Material Adverse Effect on FirstBancorporation.

        5.12 Securities Portfolio and Investments. All securities owned by FirstBancorporation or any of the Subsidiaries (whether owned of record or beneficially) are held free and clear of all Liens (other than Permitted Liens). There are no voting trusts or other agreements or undertakings to which FirstBancorporation or any of the Subsidiaries is a party with respect to the voting of any such securities. Except for fluctuations in the market values of United States Treasury and agency or municipal securities, since December 31, 1998, there has been no significant deterioration or material adverse change in the quality, or any material decrease in the value, of the securities portfolio of FirstBancorporation and the Subsidiaries, taken as a whole.

        5.13 Environmental Matters.

        (a) All of the Real Property owned or leased by FirstBancorporation or any Subsidiary and all of the Loan Collateral that is in the nature of real property is and has been in compliance with all Environmental Laws, except where any such noncompliance would not, individually or in the aggregate with all other such noncompliances, have a Material Adverse Effect on FirstBancorporation.

        (b) As of the date hereof, there is no Litigation pending or, to the Knowledge of FirstBancorporation, threatened, before any court, Governmental Authority, board or other forum relating to the Real Property owned or leased by FirstBancorporation or any Subsidiary or any Loan Collateral that is in the nature of real property in which FirstBancorporation or any Subsidiary has been or may be named as a defendant or potentially responsible party (i) for alleged noncompliance (including by any predecessor) with any Environmental Law or (ii) relating to the release into the environment of any Hazardous Material, and to the Knowledge of FirstBancorporation there is no reasonable basis for any such Litigation.

        (c) There have been no releases of Hazardous Materials in, on, under or affecting any of the Real Property owned or leased by FirstBancorporation or any Subsidiary or any Loan Collateral that is in the nature of real property, except where any such release would not, individually or in the aggregate with all other such releases, have a Material Adverse Effect on FirstBancorporation.

        5.14 Compliance with Laws. Each of FirstBancorporation and the Subsidiaries has in effect all Permits required for it to own, lease, or operate its Assets and to carry on its business as now conducted, and there has occurred no Default under any Material Permit. Except as disclosed in
Schedule 5.14, neither FirstBancorporation nor any of the Subsidiaries: (i) is in material violation of any Laws, Orders, or Permits applicable to its business or employees conducting its business; and (ii) has since December 31, 1995, received any notification or communication from any Governmental Authority (A) asserting that it is in material violation of any of the Laws or Orders that such Governmental Authority enforces, (B) threatening to revoke any Permits, or (C) requiring it to enter into or consent to the issuance of a cease and desist order, formal agreement, directive, commitment, or memorandum of understanding, or to adopt any resolution or similar undertaking that restricts the conduct of its business or in any manner relates to its capital adequacy, its credit or reserve policies, its management or the payment of dividends.

        5.15 Labor Relations; Employment Matters.

        (a) Neither FirstBancorporation nor any of the Subsidiaries is party to any collective bargaining agreement, nor is it the subject of any Litigation seeking to compel it to bargain with any labor organization as to wages or conditions of employment, nor is there any strike or other labor dispute involving FirstBancorporation or any of the Subsidiaries pending or threatened, and to the Knowledge of FirstBancorporation, there is no activity involving FirstBancorporation's or any of the Subsidiaries' employees seeking to certify a collective bargaining unit or engaging in any other organization activity.

        (b) Except as set forth in Schedule 5.15, there are no obligations (including obligations under any loans) payable or owing by FirstBancorporation or any Subsidiary to any Affiliates, officers, directors, or employees of FirstBancorporation or any Subsidiary or any of their Affiliates, except salaries, wages, bonuses and salary advances, benefits and reimbursement of expenses incurred and accrued in the ordinary course of business, nor are there any obligations (including obligations under any loans) payable or owing by any such Persons or their Affiliates to FirstBancorporation or any Subsidiary, nor has FirstBancorporation or any Subsidiary guaranteed any of such Persons' loans or obligations to any Person; provided, however, that the foregoing representation and warranty shall only apply to material obligations payable or owing by FirstBancorporation or any Subsidiary to, and material obligations payable or owing by, employees of FirstBancorporation or any Subsidiary who are not Affiliates, officers or directors of FirstBancorporation or any Subsidiary. Except as set forth in
Schedule 5.15, each employee of FirstBancorporation and each Subsidiary is employed on an "at-will" basis, and there are no employment agreements or similar arrangements with any such employees.

        (c) Each of FirstBancorporation and the Subsidiaries is in substantial compliance with all laws and other obligations relating to employment, denial of employment or employment opportunity and termination of employment.

        (d) There is no controversy pending or, to the Knowledge of FirstBancorporation, threatened between FirstBancorporation or any of the Subsidiaries and any of its present or former officers, directors, supervisory personnel or any group of its employees, except where any such controversy would not, individually or in the aggregate with all other such controversies, have a Material Adverse Effect on FirstBancorporation.

        5.16    Employee Benefit Plans; ERISA.

        (a) Schedule 5.16 identifies each Benefit Plan by name and ERISA plan number, if any. Neither FirstBancorporation nor any of the Subsidiaries has a formal plan or commitment nor has it made an announcement of its intentions, whether or not legally binding, to create any additional Benefit Plan or modify or change any existing Benefit Plan except as specifically contemplated by this Agreement. With respect to each Benefit Plan, a true and complete copy of each of the following has been delivered to FNC:

                (i) the written Benefit Plan, if any (including all amendments thereto);

                (ii) the annual returns or reports (including, without limitation, reports on the Form 5500 series, including all attachments thereto), if required under ERISA or the Code, for the three most recent plan years with filing deadlines prior to the date of the Agreement or for which returns have actually been prepared or filed prior to the date of the Agreement and a copy of each summary annual report with respect to each such annual report;

                (iii) the most recent summary plan description, if any, together with each subsequent summary of material modifications, required under ERISA, and all other material employee communications;

                (iv) all written rules, regulations, procedures and interpretations, if any, for such Benefit Plan;

                (v) if such Benefit Plan is funded through a trust or other funding arrangement, including insurance contracts, the trust or other funding agreement (including all amendments thereto) and the latest financial statements thereof;

                (vi) all contracts relating to such Benefit Plan with respect to which it may have any liability, including, without limitation, insurance contracts, investment management agreements, subscription and participation agreements, administration agreements and record keeping agreements;

                (vii) if such Benefit Plan is intended to be qualified under
Section 401(a) of the Code, (A) the most recent determination letter received from the Internal Revenue Service, (B) each subsequent determination letter, and (C) complete copies of the determination letter applications (including attachments and cover letters) for such determination letters; and

                (viii) all rulings, opinion letters, information letters or advisory opinions issued by the Internal Revenue Service or the United States Department of Labor within the ten-year period prior to the date of this Agreement.

        (b) Prohibited Transactions. No prohibited transaction (as defined in
Section 4975 of the Code or Section 406 of ERISA) or transaction that would violate Section 404 of ERISA has occurred with respect to any Benefit Plan which is an "employee benefit plan" as defined in Section 3(3) of ERISA in connection with which FirstBancorporation or any of the Subsidiaries or any of their respective officers, directors or employees would be subject, directly or indirectly, to any tax, penalty or liability to any person for prohibited transactions or breach of fiduciary responsibility under ERISA or the Code (including, without limitation, liability for a breach of fiduciary responsibility by a cofiduciary pursuant to Section 405 of ERISA).

        (c) Funding. Except as disclosed on Schedule 5.16, full payment has been made of all amounts that each of FirstBancorporation and the Subsidiaries is required to have paid under the terms of each Benefit Plan and applicable law (including any employee salary deferral contributions described in Section 125 or 401(k) of the Code).

        (d) Compliance with Applicable Law. (i) Each Benefit Plan that is subject to Title I of ERISA conforms to, and its administration is in substantial compliance with, applicable federal laws, including but not limited to ERISA; (ii) each Benefit Plan that is intended to be qualified under Section 401(a) of the Code meets all of the applicable operational requirements for qualification and meets all of the plan document requirements for qualification that are required to be included in the plan document as of the Closing Date, and either a favorable determination letter has been received or has been applied for, and nothing has occurred since the most recent favorable determination letter that would adversely affect such qualification; (iii) each Benefit Plan that includes a cash or deferred arrangement described in Section 401(k) of the Code has been administered in accordance with all applicable requirements of Section 401(k) and the Treasury Regulations issued thereunder; and (iv) each Benefit Plan that includes a cafeteria plan described in Section 125 of the Code has been administered in accordance with all applicable requirements of Section 125 and the Treasury Regulations issued thereunder. There is no pending or, to the Knowledge of FirstBancorporation, threatened action, claim or proceeding against or with respect to any Benefit Plan by the Internal Revenue Service, the Department of Labor, the Equal Employment Opportunity Commission, or any participant, beneficiary or any other person or entity involving any aspect of the Benefit Plans (other than routine benefit claims), nor to the Knowledge of FirstBancorporation are there any facts that could form the basis for any such action, claim or proceeding. The reporting and disclosure requirements of the Code and ERISA, the bonding requirements of ERISA, and other provisions applicable to the Benefit Plans have been fully complied with in all material respects.

        (e) Multiemployer Plans; Pension Plans. Neither FirstBancorporation nor any of the Subsidiaries participates in or contributes to, nor has it ever participated in or contributed to, any "multiemployer plan." Except as disclosed on Schedule 5.16, neither FirstBancorporation nor any of the Subsidiaries maintains nor has ever maintained an "employee pension benefit plan" as defined in Section 3(2) of ERISA that is subject to Title IV of ERISA.

        (f) Effect of Agreement. Except as disclosed on Schedule 5.16, the execution and performance of this Agreement will not result in any (i) payment (whether retirement benefits, severance pay, unemployment compensation, "change-in-control" payment or otherwise) becoming due from FirstBancorporation, any Subsidiary, FNC or any FNC Subsidiary to any employee, former employee or director of FirstBancorporation or any of the Subsidiaries, (ii) increase in benefits otherwise payable under any Benefit Plan, or (iii) acceleration of the time of payment or vesting of any such benefits. No amounts payable by FirstBancorporation, any Subsidiary, FNC or any FNC Subsidiary to any officer, employee or director of FirstBancorporation or any of the Subsidiaries under any Benefit Plan in connection with the transactions contemplated hereby will fail to be deductible for federal income tax purposes by virtue of Section 280G or Section 162(m) of the Code.

        (g) Benefits for Former Employees. Except as disclosed on Schedule 5.16, no Benefit Plan provides benefits, including without limitation death or medical benefits (whether or not insured), with respect to current or former employees beyond retirement or other termination of service other than (i) coverage mandated by Section 4980B of the Code, Part 6 of Subtitle B of Title I of ERISA and Title XXII of the Public Health Service Act (collectively, "COBRA"); (ii) death benefits or retirement benefits under any Benefit Plan qualified under Section 401(a) of the Code; (iii) disability benefits under any "employee welfare benefit plan" (as defined in Section 3(1) of ERISA) that have been fully provided for by insurance or otherwise; (iv) deferred compensation benefits accrued as liabilities on the books of FirstBancorporation or any of the Subsidiaries; or (v) benefits the full cost of which is borne by the current or former employee (or his or her beneficiary). Each Benefit Plan that is subject to the provisions of COBRA has been, and as of the Closing Date will have been, maintained in compliance with the provisions of COBRA.

        5.17 Insurance. Schedule 5.17 lists all of the insurance policies involving a one-time or annual premium payment in excess of $10,000 (the "Policies") maintained by each of FirstBancorporation and the Subsidiaries, and for each indicates the insurer's name, policy number, expiration date and amount and type of coverage. The Policies provide coverage in such amounts and against such liabilities, casualties, losses or risks as is customary or reasonable for entities engaged in FirstBancorporation's or the Subsidiary's, as the case may be, business or as is required by applicable law or regulations. Each of the Policies is in full force and effect and is valid and enforceable in accordance with its terms, and is underwritten by an insurer of recognized financial responsibility and qualified to transact business in South Carolina. FirstBancorporation or the Subsidiary, as the case may be, has taken all requisite actions (including the giving of required notices) under each such Policy in order to preserve all rights thereunder with respect to all matters, and the coverage of all such Policies will not be restricted as a result of the transactions contemplated hereby. Neither FirstBancorporation nor any of the Subsidiaries is in Default under the provisions of any Policy, nor has it received notice of cancellation, nonrenewal, reduction or elimination of coverage, or premium increase with respect to any Policy, except as set forth in Schedule 5.17. There has been no failure to pay any premium on any Policy, and there have been no material inaccuracies or misstatements in any application for any Policy. There are no material pending claims with respect to any Policy that are not fully covered by insurance maintained by FirstBancorporation or any Subsidiary (subject only to deductible amounts), and to the Knowledge of FirstBancorporation, there exists no state of facts and there is no anticipated event the occurrence of which is reasonably likely to form the basis for any such claim.

        5.18    Contracts.

        (a) Schedule 5.18(a) sets forth each Contract (other than Contracts evidencing loans or other extensions of credit, deposit liabilities, purchases of federal funds, Federal Home Loan Bank or Federal Reserve Bank advances and trade payables, in each case entered into in the ordinary course of business consistent with past practices) to which FirstBancorporation or any Subsidiary is a party or by which it or its Assets are bound that (i) is not terminable in writing without penalty on 30 days' notice or less and involves an annual obligation to or by FirstBancorporation or any Subsidiary exceeding $10,000,
(ii) relates to the borrowing of money by FirstBancorporation or any Subsidiary or the guarantee by FirstBancorporation or any Subsidiary of any obligation for borrowed money, (iii) is a lease of Real Property by FirstBancorporation or a Subsidiary, or (iv) is otherwise material to FirstBancorporation's or any Subsidiary's business or its Assets (other than documentation regarding lending transactions) (such Contracts set forth on
Schedule 5.18(a) being referred to herein as the "Material Contracts"). With respect to each Material Contract, except as noted on Schedule 5.18(a), (i) such Material Contract is in full force and effect; (ii) no party thereto is in Default thereunder; (iii) no party thereto has repudiated or waived any material provision thereof; and (iv) a complete copy thereof, including all amendments thereto, has been delivered to FNC. Except as noted on Schedule 5.18(a), with respect to any Material Contract under which FirstBancorporation or any of the Subsidiaries is indebted for money borrowed, such indebtedness is prepayable at any time by FirstBancorporation or the Subsidiary, as the case may be, without penalty or premium.

        (b) Schedule 5.18(b) sets forth each Material Contract to which FirstBancorporation or any of the Subsidiaries is a party or by which it or its Assets are bound, the terms of which (i) prevent or restrict the assignment of such Material Contract by FirstBancorporation or any Subsidiary, and define assignment to include a change in control of FirstBancorporation or any Subsidiary, the merger or consolidation of FirstBancorporation or any Subsidiary with another entity or other similar dispositions of FirstBancorporation or any Subsidiary, (ii) will be or are likely to be violated by the consummation of the transactions contemplated herein, or (iii) otherwise make the Consent of one or more other parties to such Material Contract necessary or desirable in connection with the transactions contemplated herein.

        5.19 Legal Proceedings. Except as listed on Schedule 5.19, as of the date hereof, there is no Material Litigation (as defined below) instituted or pending or, to the Knowledge of FirstBancorporation, threatened against FirstBancorporation or any of the Subsidiaries or against any of their respective Assets, and there are no Orders outstanding against or unsatisfied by FirstBancorporation or any of the Subsidiaries or against any of their respective Assets. For purposes of this Agreement, "Material Litigation" shall mean (i) any Litigation involving a claim for equitable relief or monetary damages in excess of $10,000, (ii) any Litigation commenced by, or involving, any Governmental Authority and (iii) any other Litigation that in the reasonable opinion of FirstBancorporation is material to its business and operations. FirstBancorporation shall provide FNC with notice of all Material Litigation and Orders arising after the date hereof.

        5.20 Absence of Other Liabilities. Except as disclosed on Schedule 5.20, neither FirstBancorporation nor any of the Subsidiaries has any Liabilities other than (i) Liabilities reserved against or otherwise disclosed in the Financial Statements or the notes to the Financial Statements, and (ii) Liabilities incurred after December 31, 1998 in the ordinary course of business consistent (in amount and kind) with past practice or Liabilities incurred in accordance with the specific terms of this Agreement (and transaction fees and expenses not materially in excess of the estimates set forth in Schedule 1.1). Except as disclosed in Schedule 5.20, no facts or circumstances exist that would reasonably be expected to serve as the basis for any other Liabilities of FirstBancorporation or any of the Subsidiaries that would be required to be disclosed on Schedule 5.20.

        5.21 Absence of Changes or Events. Since December 31, 1998, neither FirstBancorporation nor any Subsidiary has: (i) issued any shares of its capital stock or declared, set aside or paid any dividend or distribution with respect to shares of its capital stock other than the issuance of shares pursuant to the exercise of FirstBancorporation Options and dividends and distributions to FirstBancorporation by the Subsidiaries; (ii) made any material changes in any Benefit Plan; (iii) granted or made any commitments with respect to any increases in any form of compensation to its employees except in the ordinary course of business consistent with past practices; (iv) entered into any Material Contract or conducted its business other than in the ordinary course of business consistent with past practices and this Agreement; or (v) suffered any Material Adverse Effect.

        5.22    Reports.

        (a) Since December 31, 1995, FirstBancorporation has filed on a timely basis all reports, registrations and statements, together with any amendments, that it was required to file with the SEC, including without limitation Forms 10-KSB, Forms 10-QSB and proxy statements (collectively, the "SEC Reports"). As of their respective dates, the SEC Reports complied in all material respects with all of the rules and regulations promulgated by the SEC and did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances in which they were made, not misleading.

        (b) Each of FirstBancorporation and the Subsidiaries has filed and delivered or made available to FNC to the extent permitted by Law all forms, reports, statements and documents, together with any amendments required to be made with respect thereto, required to be filed by such Person with the OCC, the FDIC and the Board of Governors of the Federal Reserve System and any other Regulatory Authority since December 31, 1995 (other than the SEC Reports) (collectively, the "Regulatory Reports"). The Regulatory Reports at the time filed and amended were in all material respects accurate and complete and complied in all material respects with all applicable Laws and the other requirements applicable thereto. As of its respective date, each such Regulatory Report did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they were made, not misleading.

        (c) None of the information supplied or to be supplied by FirstBancorporation or any of the Subsidiaries in writing for inclusion in any document to be filed by FNC or FirstBancorporation or any of the Subsidiaries with the OCC, the FDIC, the Board of Governors of the Federal Reserve System or any other Regulatory Authority in connection with the actions contemplated hereby is or will be false or misleading with respect to any material fact, nor does it or will it omit to state any material fact necessary to make such information not misleading. All documents that FirstBancorporation or any of the Subsidiaries is responsible for filing with any Regulatory Authority in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable Law.

        5.23 Accounting, Tax and Regulatory Matters. Neither FirstBancorporation nor any of the Subsidiaries has taken any action, and to the Knowledge of FirstBancorporation there is no fact or circumstance, that is reasonably likely to (i) prevent the transactions contemplated hereby, including the Merger, from qualifying for pooling-of-interests accounting treatment or as a reorganization within the meaning of Section 368(a) of the Code, or (ii) materially impede or delay receipt of any Consents of Regulatory Authorities referred to in Section 9.1(b) of this Agreement or result in the imposition of a condition or restriction of the type referred to in the last sentence of such Section.

        5.24 Charter Provisions. Each of FirstBancorporation and the Subsidiaries has taken all action so that the entering into of this Agreement and the consummation of the Merger and the other transactions contemplated by this Agreement do not and will not result in the grant of any rights to any Person under the articles of incorporation, articles of association, bylaws, or other governing instruments of FirstBancorporation and the Subsidiaries or restrict or impair the ability of FNC or any FNC Subsidiary to vote or otherwise to exercise the rights of a shareholder with respect to shares of FirstBancorporation and the Subsidiaries that may be directly or indirectly acquired or controlled by it.

        5.25 Certain Regulated Businesses. Neither FirstBancorporation nor any of the Subsidiaries is an "investment company" as defined in the Investment Company Act of 1940, as amended, nor is it a "public utility holding company" as defined in the Public Utility Holding Company Act of 1935, as amended.

        5.26 Commissions. No broker, finder or other Person is entitled to any brokerage fees, commissions or finder's fees from FirstBancorporation or any Subsidiary in connection with the transactions contemplated hereby by reason of any action taken by FirstBancorporation, any of the Subsidiaries or any of FirstBancorporation's shareholders other than the payment of fees to RP Financial LC in an amount not to exceed $42,500, plus reasonable out-of-pocket expenses.

        5.27 Registration Statement; Joint Proxy Statement/Prospectus. Subject to the accuracy of the representations contained in Section 6.10, the information supplied by FirstBancorporation or any Subsidiary in writing for inclusion in the registration statement (the "Registration Statement") covering the shares of FNC Stock to be issued pursuant to this Agreement shall not, at the time the Registration Statement (including any amendments or supplements thereto) is declared effective by the SEC, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading. The joint proxy statement/prospectus that may be sent to the shareholders of FNC to consider the Merger and the issuance of shares of FNC Stock in connection with the Merger (if the Merger is structured as a merger of FirstBancorporation with and into FNC as provided by Section 2.1 of this Agreement), and that will be sent to the shareholders of FirstBancorporation in connection with the meeting of the shareholders of FirstBancorporation to consider the Merger (all such meetings collectively, the "Shareholder Meetings") (such proxy statement/prospectus as amended or supplemented is referred to herein as the "Joint Proxy Statement/Prospectus") will not, on the date the Joint Proxy Statement/Prospectus is first mailed to shareholders, at the time of the Shareholder Meetings and at the Effective Time, (a) contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or (b) contain any statement which (i) at the time and in light of the circumstances under which it was made is false or misleading with respect to any material fact or (ii) omits to state any material fact necessary to make the statements therein not false or misleading or necessary to correct any statement in any earlier communication with respect to the solicitation of proxies for the Shareholder Meetings which has become false or misleading. If at any time prior to the Effective Time any event relating to FirstBancorporation or any Subsidiary or any of their Affiliates, officers or directors should be discovered by FirstBancorporation or any Subsidiary which should be set forth in an amendment to the Registration Statement or a supplement to the Joint Proxy Statement/ Prospectus, FirstBancorporation will promptly inform FNC. The Joint Proxy Statement/Prospectus shall comply in all material respects with the requirements of the Securities Laws. Notwithstanding the foregoing, neither FirstBancorporation nor any Subsidiary makes any representation or warranty with respect to any information supplied by FNC or any FNC Subsidiary which is contained or incorporated by reference in, or furnished in connection with the preparation of, the Registration Statement or the Joint Proxy Statement/ Prospectus.

        5.28 Takeover Laws. FirstBancorporation has taken all actions required to be taken by it in order to exempt this Agreement and the transactions contemplated hereby from the requirements of any Takeover Laws applicable to FirstBancorporation and the Subsidiaries.

                                 ARTICLE VI

                   REPRESENTATIONS AND WARRANTIES OF FNC

        FNC represents and warrants to FirstBancorporation as follows:

        6.1     Organization.

        (a) FNC is a corporation duly organized, validly existing and in good standing under the Laws of the State of South Carolina, and is duly registered as a bank holding company under the Act. Each of the FNC Subsidiaries is a national banking association organized and existing under the laws of the United States of America. Each of FNC and the FNC Subsidiaries has the corporate power and authority to carry on its business as now conducted and to own, lease and operate its Assets.

        (b) Each FNC Subsidiary is an "insured institution" as defined in the Federal Deposit Insurance Act and applicable regulations thereunder, and all deposits in the FNC Subsidiaries are insured by the FDIC to the maximum extent permitted by applicable Law.

        6.2 Authority; No Breach By Agreement.

        (a) FNC has the corporate power and authority necessary to execute, deliver and perform its obligations under this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of and performance of its obligations under this Agreement and the other documents contemplated hereby, and the consummation of the transactions contemplated herein, including the Merger, have been duly and validly authorized by all necessary corporate action in respect thereof on the part of FNC, subject only to the approval of this Agreement by the shareholders of FNC. This Agreement represents a legal, valid, and binding obligation of FNC, enforceable against it in accordance with its terms (except in all cases as such enforceability may be limited by a court acting in equity, applicable bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting the enforcement of creditors' rights generally).

        (b) Neither the execution and delivery of this Agreement by FNC, nor the consummation by FNC of the transactions contemplated hereby, nor compliance by FNC with any of the provisions hereof, will (i) conflict with or result in a breach of any provision of (A) the articles of association or bylaws of any FNC Subsidiary, or (B) the articles of incorporation or bylaws of FNC, or (ii) constitute or result in a Default under, or require any Consent pursuant to, or result in the creation of any Lien on any Asset of FNC or any FNC Subsidiary under, (A) any "material contract" (within the meaning of Item 601(b)10 of the SEC's Regulation S-K) or Material Permit of FNC or any FNC Subsidiary or (B) any material loan, account, note or other receivable reflected as an asset on the books and records of FNC and the FNC Subsidiaries, or (iii) subject to obtaining the requisite Consents referred to in Section 9.1(b) of this Agreement, violate any Law or Order applicable to FNC or any FNC Subsidiary or any of their respective Assets in a manner that would impose any material liability, obligation or limitation on FNC or any FNC Subsidiary.

        (c) Other than in connection or compliance with the provisions of the Securities Laws, applicable state corporate and securities Laws, and other than Consents required from Regulatory Authorities, and other than notices to or filings with the Internal Revenue Service or the Pension Benefit Guaranty Corporation with respect to any employee benefit plans, and other than Consents, filings, or notifications that are to be made or obtained pursuant to this Agreement, no notice to, filing with, or Consent of, any Governmental Authority is necessary for the consummation by FNC of the Merger and the other transactions contemplated in this Agreement.

        (d) Assuming the Board of Directors of FNC recommends this Agreement to the shareholders of FNC, the affirmative vote of the holders of two-thirds of the outstanding shares of FNC Stock is the only vote of the holders of any class or series of FNC capital stock necessary to approve this Agreement and the Merger.

        6.3 Capital Stock.

        (a) The authorized capital stock of FNC consists of 40,000,000 shares of FNC Stock, of which 5,821,775 shares were issued and outstanding as of December 31, 1998, which constitutes FNC's only issued and outstanding securities as of such date. Each outstanding share of FNC Stock (i) has been duly authorized and is validly issued and outstanding, and is fully paid and nonassessable, (ii) has not been issued in violation of the preemptive rights of any shareholders, and (iii) has been issued in compliance with the Securities Laws.

        (b) Shares of FNC Stock to be issued hereunder are duly authorized and, upon issuance, will be validly issued and outstanding and fully paid and nonassessable, free and clear of any Liens. Shares of FNC Stock to be issued hereunder will be issued in compliance with the Securities Laws. None of the shares of FNC Stock to be issued pursuant to this Agreement will be issued in violation of any preemptive rights of the current or past shareholders of FNC.

        6.4 FNC's Financial Statements. FNC's consolidated audited statements of income, cash flow and shareholders' equity for the years ended December 31, 1998, 1997 and 1996 and audited balance sheet as of

December 31, 1998 and 1997, together with the notes thereto, which have been provided or made available to FirstBancorporation (collectively, the "FNC Financial Statements"), have been prepared in accordance with Generally Accepted Accounting Principles and fairly present in all material respects the results of operations and financial position of FNC for the periods and as of the dates set forth therein.

        6.5 Reports. Since December 31, 1995, FNC has filed on a timely basis all reports, registrations and statements, together with any required amendments thereto, that it was required to file with: (i) the SEC, including without limitation Forms 10-K, Forms 10-Q and proxy statements; and (ii) other Regulatory Authorities (collectively, the "Reports"). The Reports at the time filed and amended were in all material respects accurate and complete and complied in all material respects with all applicable Laws and the other requirements applicable thereto. As of its respective date, each such Report did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not materially misleading.

        6.6 Absence of Changes. Since December 31, 1998, FNC and the FNC Subsidiaries have conducted their respective businesses in the ordinary and usual course (excluding the incurrence of expenses in connection with this Agreement and the transactions contemplated hereby), and FNC has not incurred a Material Adverse Effect.

        6.7 Legal Proceedings. Except as disclosed in the Reports filed by FNC prior to the date hereof, there is no Litigation instituted or pending or, to the Knowledge of FNC, threatened against FNC or any FNC Subsidiary, or against any Asset, interest or right of FNC or any FNC Subsidiary, that is reasonably likely to have, individually or in the aggregate, a Material Adverse Effect on FNC, nor are there any Orders outstanding against FNC or any FNC Subsidiary that are reasonably likely to have, individually or in the aggregate, a Material Adverse Effect on FNC.

        6.8 Accounting, Tax and Regulatory Matters. Neither FNC nor any of the FNC Subsidiaries has taken any action, and to the Knowledge of FNC there is no fact or circumstance, that is reasonably likely, to (i) prevent the Merger from qualifying for pooling-of-interests accounting treatment or as a reorganization within the meaning of Section 368(a) of the Code, or (ii) materially impede or delay obtaining any Consents of Regulatory Authorities referred to in Section 9.1(b) of this Agreement or result in the imposition of a condition or restriction of the type referred to in the last sentence of such Section.

        6.9 Commissions. No broker, finder or other Person is entitled to any brokerage fees, commissions or finder's fees from FNC or any FNC Subsidiary in connection with the transactions contemplated hereby by reason of any action taken by FNC or any of the FNC Subsidiaries other than the payment of fees to The Robinson- Humphrey & Company.

        6.10 Registration Statement; Joint Proxy Statement/Prospectus. Subject to the accuracy of the representations contained in Section 5.27, the information supplied by FNC or any FNC Subsidiary in writing for inclusion in the Registration Statement shall not, at the time the Registration Statement (including any amendments or supplements thereto) is declared effective by the SEC, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading. The Joint Proxy Statement/Prospectus will not, on the date the Joint Proxy Statement/Prospectus is first mailed to shareholders, at the time of the Shareholder Meetings and at the Effective Time, (a) contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of circumstances under which they were made, not misleading, or (b) contain any statement which (i) at the time and in light of the circumstances under which it was made is false or misleading with respect to any material fact or (ii) omits to state any material fact necessary to make the statements therein not false or misleading or necessary to correct any statement in any earlier communication with respect to the solicitation of proxies for the Shareholder Meetings which has become false or misleading. If at any time prior to the Effective Time any event relating to FNC, the FNC Subsidiaries or any of their Affiliates, officers or directors should be discovered by FNC or any FNC Subsidiary which should be set forth in an amendment to the Registration Statement or a supplement to the Joint Proxy Statement/Prospectus, FNC will promptly inform FirstBancorporation. The Joint Proxy Statement/Prospectus shall comply in all material respects with the requirements of the Securities Laws. Notwithstanding the foregoing, FNC makes no representation or warranty with respect to any information supplied by FirstBancorporation or the Subsidiaries which is contained or incorporated by reference in, or furnished in connection with the preparation of, the Registration Statement or the Joint Proxy Statement/Prospectus.

        6.11 Tax Matters. Each of FNC and the FNC Subsidiaries has timely filed (including extension periods) all Tax Returns required to be filed for any period ending on or before the date hereof, or if applicable, any period that includes such date. All such Tax Returns are correct and complete in all material respects. Each of FNC and the FNC Subsidiaries has timely paid or will timely pay or cause to be paid all Taxes (whether or not shown on any Tax Return) when due to any taxing authority with respect to all such periods. Neither FNC nor any of the FNC Subsidiaries has received written notice that the Internal Revenue Service or any other taxing authority has asserted against FNC or any of the FNC Subsidiaries any deficiency or claim for additional Taxes in connection therewith which could reasonably result in a material liability to FNC and neither FNC nor any of the FNC Subsidiaries reasonably expects any authority to assess any additional Taxes for any period for which Tax Returns have been filed. Neither FNC nor any of the FNC Subsidiaries has filed a consent under Code Section 341(f) concerning collapsible corporations. Neither FNC nor any of the FNC Subsidiaries has made any payments, nor is it obligated to make any payments, nor is it a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Code Section 280G. Neither FNC nor any of the FNC Subsidiaries has been a United States real property holding corporation within the meaning of Code Section 897(c)(2) during the applicable period specified in Code Section 897(c)(1)(A)(ii). To the knowledge of FNC, each of FNC and the FNC Subsidiaries has disclosed on the federal Income Tax Returns of FNC and the FNC Subsidiaries all positions taken therein that could give rise to a substantial understatement of federal Income Taxes within the meaning of Code Section 6662. Neither FNC nor any of the FNC Subsidiaries has been a member of an affiliated group (as defined by the Code) filing a consolidated federal income tax return with any Person other than FNC or the FNC Subsidiaries nor does it have any liability for the Income Taxes of any Person other than FNC and the FNC Subsidiaries under Treas. Reg. Section 1.1502-6 (or any similar provision of state, local or foreign law), as a transferee or successor, by contract, or otherwise. The books and records of FNC and each of the FNC Subsidiaries accurately and completely set forth in all material respects the basis of FNC and the FNC Subsidiaries in its assets and the amount of any net operating loss, net capital loss, unused investment or other credit, unused foreign tax, or excess charitable contribution allocable to FNC or the FNC Subsidiaries, all as of December 31, 1998. The unpaid Income Taxes of FNC and the FNC Subsidiaries did not, as of December 31, 1998, exceed in any material respect the reserve for tax liability (rather than any reserve for deferred taxes established to reflect timing differences between book and tax income) set forth on the balance sheet as of such date contained in the FNC Financial Statements, and any such unpaid Income Taxes do not exceed in any material respect that reserve as adjusted for the passage of time through the Closing Date in accordance with the past practices of FNC in filing its Income Tax returns. Neither FNC nor any of the FNC Subsidiaries has been granted nor has FNC or any of the FNC Subsidiaries been given any waiver of any statute of limitations with respect to, or any extension of a period for the assessment of any Tax. All deposits required by law to be made by FNC or the FNC Subsidiaries with respect to employees' withholding taxes have been made. Each of FNC and the FNC Subsidiaries has withheld and paid in all material respects all Taxes required to have been withheld and paid in connection with the amounts paid or owing to any employee, independent contractor, creditor, shareholder or other third party. There are no Liens for the payment of Taxes on any assets of FNC or any of the FNC Subsidiaries except for statutory Liens for property Taxes that are not past due as to payment. There are no disputes or claims pending against FNC or any of the FNC Subsidiaries for past due Taxes in a material amount, and, to the Knowledge of FNC, there is no claim or dispute threatened against FNC or any of the FNC Subsidiaries, or any basis for such a claim or dispute, for past due Taxes. During the past five years, no such claim has been made by an authority in a jurisdiction where FNC or any of the FNC Subsidiaries does not file Tax Returns. As of the date hereof, there are not any matters under discussion with any federal, state, local or other authority with respect to any additional Taxes relating to FNC or any of the FNC Subsidiaries. All amounts required to be paid by FNC or any of the FNC Subsidiaries as estimated Income Taxes under Code Section 6655, and any comparable provisions of state or local statutes, have been duly paid, except where the failure to make such payments would not, individually or in the aggregate with other such nonpayments, result in a material liability to FNC. There are no tax rulings, requests for rulings or closing agreements relating to FNC or any of the FNC Subsidiaries that could affect its liability for Income Taxes for any period after the Closing Date. Any adjustment of Taxes of FNC or any of the FNC Subsidiaries made by the Internal Revenue Service in any examination which is required to be reported to state, foreign, or local taxing authorities has been so reported and any additional Taxes due with respect thereto have been paid. To the Knowledge of the FNC, there are no facts that, if known to any taxing authority, would likely result in the issuance of a notice of proposed deficiency or similar notice of intention to assess Income Taxes in any material amount against FNC or any of the FNC Subsidiaries. Neither FNC nor any of the FNC Subsidiaries has taken any action not in accordance with its past practices that would have the effect of deferring any tax liability for FNC or any of the FNC Subsidiaries from any taxable period ending on or before the Closing Date to any taxable period ending after the Closing Date. No material amount of income recognized, for federal, state, local or foreign Income Tax purposes, by FNC or any of the FNC Subsidiaries during the period beginning January 1, 1999 and ending on the Closing Date will be derived other than in the ordinary course of business or arise from transactions of a type not reflected on the relevant return for the taxable period ending on December 31, 1998. Neither FNC nor any of the FNC Subsidiaries has any deferred gain or loss arising from deferred intercompany transactions (as described in Section 1.1502-13 of the Treasury Regulations) with respect to the stock or obligations of any other member of FNC's or any of the FNC Subsidiaries' affiliated group (as described in Section 1.1502-14 of the Treasury Regulations). No property of FNC or any of the FNC Subsidiaries is "tax exempt use property" within the meaning of Section 168(h) of the Code. Except as set forth on Schedule 6.11, neither FNC nor any of the FNC Subsidiaries is required to include in income any adjustment pursuant to Section 481(a) of the Code (or similar provisions of other law or regulation) by reason of a change in an accounting method, nor does FNC or any of the FNC Subsidiaries have any knowledge that the Internal Revenue Service (or other taxing authority) has proposed or is considering any such change in an accounting method. Neither FNC nor any of the FNC Subsidiaries is a party to an interest rate swap, currency swap, or similar transaction. Neither FNC nor any of the FNC Subsidiaries has any corporate acquisition indebtedness, as defined in Section 279(b) of the Code, or any obligations described in Section 279(a)(2) of the Code. The accruals for deferred federal income taxes reflected in the FNC Financial Statements, for the period ended December 31, 1998 are adequate to cover any deferred income tax liability of FNC and each of the FNC Subsidiaries determined in accordance with Generally Accepted Accounting Principles through the date thereof. All Income Taxes as to which FNC and each of the FNC Subsidiaries may be liable which relate to period ending on or before the December 31, 1998 have been adequately accrued or reserved in the FNC Financial Statements as of such date in accordance with Generally Accepted Accounting Principles.

        6.12 Loans, Accounts, Notes and Other Receivables; Loan Collateral.

        (a) All loans, accounts, notes and other receivables reflected as assets on each of FNC's and the FNC Subsidiaries' books and records (i) have resulted from bona fide business transactions in the ordinary course of such Person's operations, (ii) were to the Knowledge of FNC made in compliance with such Person's standard loan policies and procedures, and (iii) are owned by such Person free and clear of all Liens (other than Permitted Liens), or other exceptions to title or to the ownership or collection rights of any other person or entity.

        (b) All records of FNC and the FNC Subsidiaries regarding all outstanding loans, accounts, notes and other receivables are accurate in all material respects, and with respect to each loan that FNC's or any of the FNC Subsidiaries' loan documentation indicates is secured by Loan Collateral, to the Knowledge of FNC such loan is secured by valid, perfected and enforceable liens on all such Loan Collateral having the priority described in such Person's documentation of such loan.

        (c) Each material loan reflected as an asset on FNC's or any of the FNC Subsidiaries' books as of the date hereof, and each material guaranty therefor, is the legal, valid and binding obligation of the obligor or guarantor thereon, and no defense, offset or counterclaim has been asserted with respect to any such loan or guaranty.

        (d) Schedule 6.12 lists as of the date hereof: (i) each loan, extension of credit or other Asset that is classified by any Regulatory Authority or FNC or any of the FNC Subsidiaries as "Loss", "Doubtful", "Substandard" or "Special Mention" (or otherwise by words of similar import) or that FNC or any of the FNC Subsidiaries has designated as a special asset or for special handling or placed on any "watch list" because of concerns regarding the ultimate collectibility or deteriorating condition of such Asset or any obligor or Loan Collateral therefor; and (ii) each loan or extension of credit of FNC or any of the FNC Subsidiaries that is past due 30 days or more as to the payment of principal and/or interest, or as to which FNC or any FNC Subsidiary has given written notice of default which has not been cured, or is to the Knowledge of FNC the subject of a proceeding in bankruptcy, or as to which the obligor otherwise has indicated any inability or intention not to repay such loan or extension of credit; provided that Schedule 6.12 shall list only such loans, extensions of credit or Assets described in subclauses (i) and (ii) above that have an original principal amount in excess of $250,000.

        (e) Each of the loans and other extensions of credit by FNC or any of the FNC Subsidiaries (with the exception of those loans and extensions of credit listed on Schedule 6.12) is as of the date hereof to the Knowledge of FNC collectible in the ordinary course of such Person's business in an amount that is not less than the amount at which it is carried on such Person's books and records net of reserves reflected on such Person's books and records.

        (f) Each of FNC's and the FNC Subsidiaries' reserve for possible loan losses shown in the FNC Financial Statements (i) has been established in conformity with Generally Accepted Accounting Principles and all applicable requirements of applicable Regulatory Authorities, (ii) in the reasonable opinion of such Person's management, as of the respective dates referenced therein, is reasonable in view of the size and character of such Person's loan portfolio, current economic conditions and other relevant factors, and (iii) in the reasonable opinion of such Person's management, as of the respective dates referenced therein, is adequate to provide for losses relating to or the risk of loss inherent in such Person's loan portfolio.

        (g) Neither the terms of any loan made by FNC or any of the FNC Subsidiaries, nor any of the loan documentation, nor the manner in which such loans have been administered and serviced, violates in any material respect any Law applicable thereto, including without limitation, the Truth-in-Lending Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, Regulations O and Z of the Federal Reserve Board, the Community Reinvestment Act of 1977, the Equal Credit Opportunity Act, all as amended, and state laws, rules and regulations relating to consumer protection, installment sales and usury, except where any such violation would not, individually or in the aggregate with all other such violations, have a Material Adverse Effect on FNC.

        6.13 Securities Portfolio and Investments. All securities owned by FNC or any of the FNC Subsidiaries (whether owned of record or beneficially) are held free and clear of all Liens (other than Permitted Liens). There are no voting trusts or other agreements or undertakings to which FNC or any of the FNC Subsidiaries is a party with respect to the voting of any such securities. Except for fluctuations in the market values of United States Treasury and agency or municipal securities, since December 31, 1998, there has been no significant deterioration or material adverse change in the quality, or any material decrease in the value, of the securities portfolio of FNC and the FNC Subsidiaries, taken as a whole.

        6.14 Environmental Matters.

        (a) All of the Real Property owned or leased by FNC or any FNC Subsidiary and all of the Loan Collateral that is in the nature of real property is and has been in compliance with all Environmental Laws, except where any such noncompliance would not, individually or in the aggregate with all other such noncompliances, have a Material Adverse Effect on FNC.

        (b) As of the date hereof, there is no Litigation pending or, to the Knowledge of FNC, threatened, before any court, Governmental Authority, board or other forum relating to the Real Property owned or leased by FNC or any FNC Subsidiary or any Loan Collateral that is in the nature of real property in which FNC or any FNC Subsidiary has been or may be named as a defendant or potentially responsible party (i) for alleged noncompliance (including by any predecessor) with any Environmental Law or (ii) relating to the release into the environment of any Hazardous Material, and to the Knowledge of FNC there is no reasonable basis for any such Litigation.

        (c) There have been no releases of Hazardous Materials in, on, under or affecting any of the Real Property owned or leased by FNC or any FNC Subsidiary or any Loan Collateral that is in the nature of real property, except where any release would not, individually or in the aggregate with all other such releases, have a Material Adverse Effect on FNC.

        6.15 Compliance with Laws. Each of FNC and the FNC Subsidiaries has in effect all Permits required for it to own, lease, or operate its Assets and to carry on its business as now conducted, and there has occurred no Default under any Material Permit. Except as disclosed in Schedule 6.15, neither FNC nor any of the FNC Subsidiaries: (i) is in material violation of any Laws, Orders, or Permits applicable to its business or employees conducting its business; and (ii) has since December 31, 1995, received any notification or communication from any Governmental Authority (A) asserting that it is in material violation of any of the Laws or Orders that such Governmental Authority enforces, (B) threatening to revoke any Permits, or (C) requiring it to enter into or consent to the issuance of a cease and desist order, formal agreement, directive, commitment, or memorandum of understanding, or to adopt any resolution or similar undertaking that restricts the conduct of its business or in any manner relates to its capital adequacy, its credit or reserve policies, its management or the payment of dividends.

        6.16 Labor Relations; Employment Matters.

        (a) Each of FNC and the FNC Subsidiaries is in substantial compliance with all laws and other obligations relating to employment, denial of employment or employment opportunity and termination of employment.

        (b) There is no controversy pending or, to the Knowledge of FNC, threatened between FNC or any of the FNC Subsidiaries and any of its present or former officers, directors, supervisory personnel or any group of its employees, except where any such controversy would not, individually or in the aggregate with all other such controversies, have a Material Adverse Effect on FNC.

        6.17 Absence of Other Liabilities. Except as disclosed on Schedule 6.17, neither FNC nor any of the FNC Subsidiaries has any Liabilities other than (i) Liabilities reserved against or otherwise disclosed in the FNC Financial Statements or the notes thereto, and (ii) Liabilities incurred after December 31, 1998 in the ordinary course of business consistent (in amount and kind) with past practice or Liabilities incurred accordance with this Agreement (including transaction fees and expenses incurred in connection with the Merger). Except as disclosed in Schedule 6.17, no facts or circumstances exist that would reasonably be expected to serve as the basis for any other Liabilities of FNC or any of the FNC Subsidiaries that would be required to be disclosed on Schedule 6.17. Neither FNC nor any of the FNC Subsidiaries has received, or has reason to believe that it will not continue to receive, a rating of less than "satisfactory" on any Year 2000 Report of Examination of any Regulatory Authority.

        6.18 Certain Regulated Businesses. Neither FNC nor any of the FNC Subsidiaries is an "investment company" as defined in the Investment Company Act of 1940, as amended, nor is it a "public utility holding company" as defined in the Public Utility Holding Company Act of 1935, as amended.

        6.19 Takeover Laws. FNC has taken all actions required to be taken by it in order to exempt this Agreement and the transactions contemplated hereby from the requirements of any Takeover Laws applicable to FNC and the FNC Subsidiaries.

                              ARTICLE VII

                              COVENANTS

        7.1     Covenants of FirstBancorporation.

        (a) Ordinary Conduct of Business. Except as otherwise contemplated by this Agreement, FirstBancorporation will, and will cause each of the Subsidiaries to, from the date of this Agreement to the Closing, conduct its business in the ordinary course in substantially the same manner as presently conducted and will make reasonable commercial efforts consistent with past practices to preserve its relationships with other Persons. Additionally, except as otherwise contemplated by this Agreement or as set forth on Schedule 7.1(a), FirstBancorporation will not, nor will it permit any of the Subsidiaries to, do any of the following without the prior written consent of
FNC:

        (i) amend its articles of incorporation, articles of association or bylaws;

        (ii) authorize for issuance, issue, sell, deliver or agree or commit to issue, sell or deliver any stock, options or equity equivalents of any class or any other of its securities (other than the issuance of shares of FirstBancorporation Stock pursuant to the exercise of FirstBancorporation Options outstanding on the date of this Agreement), or amend any of the terms of any securities outstanding as of the date hereof;

        (iii) (A) split, combine or reclassify any shares of its capital stock, (B) declare, set aside or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of its capital stock, or (C) redeem or otherwise acquire any of its securities;

        (iv) (A) incur or assume any long-term debt or issue any debt securities or, except under existing lines of credit and in amounts not material to it, incur or assume any short-term debt other than in the ordinary course of business, (B) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other Person, (C) make any capital contributions to, or investments in, any other Person that, individually or in the aggregate, are greater than $10,000, or any new loan, loan renewal or advance to any Person or its Affiliates that, individually or in the aggregate, is greater than $350,000 other than those loans, renewals or advances for which FirstBancorporation or any Subsidiary has committed to make as of the date hereof (provided that any consent of FNC to make any such loan, loan renewal or advance shall not be unreasonably withheld), (D) pledge or otherwise encumber shares of its capital stock or (E) mortgage or pledge any of its Assets, tangible or intangible, or create or suffer to exist any Lien thereupon, except for Permitted Liens;

        (v)  adopt or amend any Benefit Plan;

        (vi) grant to any director or senior officer any increase in his or her compensation or grant to any employee an increase in his or her compensation other than in the ordinary course of business consistent with past practice, or pay or agree to pay to any such person any bonus, severance or termination payment except in accordance with this Agreement, specifically including any such payment that becomes payable by virtue of the Merger or upon the termination of such person after the Closing;

        (vii) enter into or amend any employment Contract;

        (viii) (A) acquire, sell, lease or dispose of any material Assets outside the ordinary course of business, (B) enter into any Contract or transaction outside the ordinary course of business consistent with past practice, or (C) acquire, lease, dispose or agree to acquire, lease or dispose of any Real Property;

        (ix) (A) voluntarily change or modify any of the accounting principles or practices used by it or (B) revalue in any material respect any of its Assets, including without limitation writing down the value of inventory or writing off notes or accounts receivable other than in the ordinary course of business;

        (x) (A) acquire any Person (or division thereof), any equity interest therein or the assets thereof; (B) enter into, cancel or modify any Contract other than in the ordinary course of business consistent with past practices;
(C) enter into, cancel or modify any Material Contract (provided that any consent of FNC to renew a Material Contract shall not be unreasonably withheld); (D) authorize any new capital expenditure or expenditures that, individually or in the aggregate, are in excess of $10,000 (provided that any consent of FNC to authorize such expenditure or expenditures shall not be unreasonably withheld); or (E) enter into or amend any Contract with respect to any of the foregoing;

        (xi) pay, discharge or satisfy, cancel, waive or modify any claims, liabilities or obligations (absolute, accrued, asserted or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction in the ordinary course of business of liabilities reflected or reserved against in or contemplated by the Financial Statements or on Schedule 5.20, or incurred in the ordinary course of business consistent with past practices or in connection with this Agreement and the Merger;

        (xii) settle or compromise any pending or threatened suit, action or claim relating to the transactions contemplated hereby;

        (xiii) take, or agree in writing or otherwise to take, any action that would make any of the representations or warranties of it contained in this Agreement untrue or incorrect in any material respect or would result in any of the conditions set forth in this Agreement not being satisfied; or

        (xiv) agree, whether in writing or otherwise, to do any of the foregoing.

        (b) No Solicitation. From the date of this Agreement until the Effective Time or the termination of this Agreement pursuant to its terms, FirstBancorporation agrees that it will not and will not permit any of the Subsidiaries, or any of its or their officers, directors, employees, representatives, agents, or Affiliates, including, without limitation, any investment banker, attorney or accountant retained by FirstBancorporation or any of the Subsidiaries (collectively, the "Representatives") to, directly or indirectly, (i) initiate, solicit, encourage or otherwise facilitate (including by way of furnishing information), any inquiries or the making of any proposal or offer that constitutes, or may reasonably be expected to lead to, an Acquisition Proposal (as defined below), or (ii) enter into or maintain or continue discussions or negotiate with any Person in furtherance of such inquiries or to obtain an Acquisition Proposal, or (iii) agree to, approve, recommend, or endorse any Acquisition Proposal, or authorize or permit any of the Subsidiaries or Representatives to take any such action and FirstBancorporation shall promptly notify FNC of any such inquiries and proposals received by FirstBancorporation or any of the Subsidiaries or Representatives, relating to any of such matters; provided, however, that nothing contained in this Agreement shall prohibit the board of directors of FirstBancorporation from (A) furnishing information to, or engaging in discussions or negotiations with, any Person in response to an unsolicited bona fide written Acquisition Proposal; or (B) recommending such an unsolicited bona fide written Acquisition Proposal to the shareholders of FirstBancorporation, if and only to the extent that (1) the board of directors of FirstBancorporation concludes in good faith (after consultation with its financial advisors) that such Acquisition Proposal would constitute a Superior Proposal (as hereinafter defined), (2) the board of directors of FirstBancorporation determines in good faith (after consultation with outside legal counsel) that the failure to take such action would result in a breach by the board of directors of FirstBancorporation of its fiduciary duties to FirstBancorporation shareholders under the Laws of South Carolina,
(3) prior to furnishing such information to, or entering into discussions or negotiations with, such Person, FirstBancorporation provides prompt written notice to FNC to the effect that it is furnishing information to, or entering into discussions or negotiations with, such Person (which notice shall identify the nature and material terms of the proposal) and (4) prior to providing any information or data to any Person in connection with an Acquisition Proposal by any such Person, the board of directors of FirstBancorporation receives from such Person an executed confidentiality agreement with provisions no less favorable to FirstBancorporation than the confidentiality agreement previously entered into between FirstBancorporation and FNC in connection with the consideration of the Merger. FirstBancorporation agrees that it will, and will cause its Representatives to, immediately cease and cause to be terminated any existing activities, discussions, or negotiations with any parties regarding any Acquisition Proposal. FirstBancorporation agrees to keep FNC fully and timely informed of the status of any discussions, negotiations, furnishing of non-public information, or other activities relating to an Acquisition Proposal.

        For purposes of this Agreement, "Acquisition Proposal" means an inquiry, offer or proposal regarding any of the following (other than the transactions contemplated by this Agreement) involving FirstBancorporation or the Subsidiaries: (i) any merger, reorganization, consolidation, share exchange, recapitalization, business combination, liquidation, dissolution, or other similar transaction involving, or any sale, lease, exchange, mortgage, pledge, transfer or other disposition of all or any significant portion of the assets or 20% or more of the equity securities of, FirstBancorporation or any of the Subsidiaries, in a single transaction or series of related transactions which could reasonably be expected to interfere with the completion of the Merger; or (ii) any tender offer or exchange offer for 20% or more of the outstanding shares of capital stock of FirstBancorporation or the filing of a registration statement under the Securities Laws in connection therewith.

        For purposes of this Agreement, "Superior Proposal" means a bona fide Acquisition Proposal received by FirstBancorporation after the date hereof from a third Person that the board of directors of FirstBancorporation determines in its good faith judgment to be more favorable to FirstBancorporation's shareholders than the Merger (based on, among other things, the written opinion of FirstBancorporation's independent financial advisor that the value of the consideration to FirstBancorporation's shareholders provided for in such proposal exceeds the value of the consideration to FirstBancorporation's shareholders provided for in the Merger) and for which financing, to the extent required, is then committed or which, in the good faith judgment of the board of directors of FirstBancorporation (based on the written advice of FirstBancorporation's independent financial advisor), is reasonably capable of being obtained by such third Person.

        (c) Charter Provisions. FirstBancorporation shall take all necessary action to ensure that the entering into of this Agreement and the consummation of the Merger and the other transactions contemplated hereby do not and will not result in the grant of any rights to any Person under the articles of incorporation, articles of association, bylaws or other governing instruments of FirstBancorporation or any Subsidiary or restrict or impair the ability of FNC to exercise the rights of a shareholder with respect to shares of a FirstBancorporation Subsidiary that are to be acquired or controlled by it.

        (d) Agreements of Affiliates. Not later than the 15th day prior to the mailing of the Joint Proxy Statement/Prospectus to the shareholders of FirstBancorporation, FirstBancorporation shall deliver to FNC a schedule of each Person that, to the Knowledge of FirstBancorporation, is or is reasonably likely to be, as of the date of the FirstBancorporation Shareholders' Meeting, deemed to be an "affiliate" of FirstBancorporation as that term is used in Rule 145 under the Securities Act of 1933, as amended, or SEC Accounting Series Releases 130 and 135. FirstBancorporation shall use its reasonable best efforts to cause each Person who may be deemed to be an affiliate of FirstBancorporation as described above to execute and deliver to FirstBancorporation and FNC on or before the date of mailing of the Joint Proxy Statement/Prospectus an agreement (each an "Affiliate Agreement") in the form attached as Exhibit B to this Agreement. Shares of FNC Stock issued to an affiliate of FirstBancorporation described above in exchange for shares of FirstBancorporation Stock shall not be transferable until such time as such transfer would not affect the treatment of the Merger as a "pooling of interest" under Generally Accepted Accounting Principles (which under current Law would be after financial results covering at least 30 days of combined operations of FNC and FirstBancorporation have been published within the meaning of Section 201.01 of the SEC's Codification of Financial Reporting Policies). Shares of FNC Stock issued to an affiliate of FirstBancorporation described above in exchange for shares of FirstBancorporation Stock shall not be transferable except in accordance with the Securities Laws and the rules and regulations thereunder, including Rules 144 and 145 under the Securities Act of 1933, as amended. FNC shall be entitled to place restrictive legends upon certificates for FNC Stock issued to affiliates of FirstBancorporation described above pursuant to this Agreement to enforce the provisions of this
Section 7.1(d).

        (e) Shareholder Approval. FirstBancorporation will, at the earliest practical date after the Registration Statement becomes effective, hold a meeting of its shareholders for the purpose of voting upon adoption of this Agreement and approval of the Merger under applicable Law. In connection with such Shareholders' Meeting, (i) FirstBancorporation shall use its reasonable best efforts to cause its board of directors to recommend (subject to compliance with the board members' fiduciary duties as advised by counsel) to its shareholders the adoption of this Agreement and the consummation of the Merger, and (ii) FirstBancorporation shall use its reasonable best efforts to cause its board of directors and officers (subject to compliance with the board members' and officers' fiduciary duties as advised by counsel) to obtain such shareholder approval.

        (f) Merger of FirstBank and Midlands Bank. If requested by FNC, FirstBancorporation shall take all action necessary to cause Midlands Bank to be merged with and into FirstBank (the "Subsidiary Merger") not later than immediately prior to the Effective Time, including without limitation filing all applications, reports and statements with all Regulatory Authorities having jurisdiction over such transaction. If requested by FNC, FirstBancorporation shall take all action necessary to cause FirstBank and Midlands Bank to file applications, reports and statements with all Regulatory Authorities having jurisdiction regarding the merger of such Subsidiaries with and into First National Bank (the "Bank Merger") not earlier than the Effective Time. Notwithstanding anything to the contrary, in connection with the transactions and filings described in this Section 7.1(f), (i) FNC shall bear the cost of all filing fees and charges to be paid to Regulatory Authorities, (ii) neither the Subsidiary Merger nor the Bank Merger will be undertaken if it would materially impede or delay the consummation of the Merger or cause the Merger not to qualify as a tax-free organization under
Section 368 of the Code or for "pooling of interests" accounting treatment, and (iii) FirstBancorporation shall be under no obligation to consummate the Subsidiary Merger until it shall have received reasonably satisfactory evidence that the Merger will be consummated immediately thereafter.

        (g) Financial Statements. No later than the 10th day of each month from the date of this Agreement until the Effective Time or the termination of this Agreement pursuant to its terms, FirstBancorporation shall deliver to FNC such interim monthly unaudited statements of income, cash flow and shareholder's equity for the immediately preceding calendar month and an interim unaudited balance sheet as of the end of such month (collectively, the "Interim Monthly Financial Statements") that it prepares in the ordinary course of business consistent with past practices. No later than 45 days after the end of each calendar quarter following the date of this Agreement until the Effective Time or the termination of this Agreement pursuant to its terms (but in no event later than the availability of such financial statements), FirstBancorporation shall deliver to FNC consolidated interim quarterly unaudited statements of income, cash flow and shareholder's equity for the immediately preceding calendar quarter and an interim unaudited balance sheet as of the end of such quarter (collectively, the "Interim Quarterly Financial Statements"). The Interim Quarterly Financial Statements shall be prepared in accordance with Generally Accepted Accounting Principles except that notes thereto may be omitted and such statements may be subject to normal recurring year-end adjustment.

        (h) Benefit Plans. FirstBancorporation shall take all action necessary or otherwise appropriate to terminate any 401(k) profit-sharing plan of FirstBancorporation or the Subsidiaries, effective prior to the Effective Time, including without limitation (i) the timely adoption of a valid resolution of the appropriate board of directors terminating such plan, and
(ii) fully vesting all account balances of participants in such plan.

        7.2 Covenants of FNC.

        (a) Listing of Additional Shares. FNC will notify the American Stock Exchange by the Effective Time of the listing of the shares of FNC Stock to be issued in connection with the Merger and FNC shall take all other actions required to effect such listing as of the Effective Time.

        (b) Shareholder Approval. If the Merger is structured as a Merger of FirstBancorporation with and into FNC as provided by Section 2.1 of this Agreement, FNC will, at the earliest practicable date after the Registration Statement becomes effective, hold a meeting of its shareholders for the purpose of voting upon the adoption of this Agreement and the approval of the Merger and/or the issuance of the Merger Consideration under applicable Law. In connection with such Shareholders' Meeting, (i) FNC shall use its reasonable best efforts to cause its board of directors to recommend (subject to compliance with the board members' fiduciary duties as advised by counsel) to its shareholders the adoption of this Agreement and the consummation of the Merger, and (ii) FNC shall use its reasonable best efforts to cause its board of directors and officers (subject to compliance with the board members' and officers' fiduciary duties as advised by counsel) to obtain such shareholder approval.

        (c) Directors and Officers Insurance and Indemnification.

           (i) FNC shall maintain, or shall cause the FNC Subsidiaries to maintain, in effect for three years from the Closing Date, if available, the current directors' and officers' liability insurance policies maintained by FirstBancorporation and the Subsidiaries; provided, however, that FNC may substitute therefor policies of at least the same coverage containing terms and conditions that are not taken as a whole materially less favorable to the insured with respect to matters occurring prior to the Effective Time of the Merger. If such insurance is not obtained at least five Business Days prior to the anticipated Closing Date, then FirstBancorporation shall be permitted to purchase tail coverage on the existing policies for such three year period.

           (ii) From and after the Effective Time, FNC shall indemnify, defend and hold harmless each person who is now, or who has been at any time before the date hereof or who becomes before the Effective Time, an officer, director or employee of FirstBancorporation or the Subsidiaries (the "Indemnified Parties") against all losses, claims, damages, costs, expenses (including reasonable attorneys' fees), liabilities, judgments, fines or amounts that are paid in settlement (which settlement shall require the prior written consent of FNC, which consent shall not be unreasonably withheld) of or in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, or administrative (each a "Claim"), in which an Indemnified Party is, or is threatened to be made, a party or witness arising in whole or in part out of the fact that such person is or was a director, officer or employee of FirstBancorporation or any of the Subsidiaries if such Claim pertains to any matter or fact arising, existing or occurring before the Effective Time (including without limitation the Merger and the other transactions contemplated hereby), regardless of whether such Claim is asserted or claimed before, at or after the Effective Time (the "Indemnified Liabilities"), to the fullest extent permitted by applicable Law in effect as of the date hereof or as amended applicable to a time before the Effective Time. Any Indemnified Party wishing to claim indemnification under this
Section 7.2(c)(ii), upon learning of any Claim, shall notify FNC (but the failure so to so notify shall not relieve FNC from any liability which it may have under this Section 7.2(c)(ii), except to the extent such failure materially prejudices FNC). In the event of any such Claim, whether arising before, on or after the Effective Time, (A) FNC shall have the right to assume the defense thereof (in which event the Indemnified Parties will cooperate in the defense of any such matter) and upon such assumption, FNC shall not be liable to any Indemnified Party for any legal expenses of other counsel or any other expenses subsequently incurred by any Indemnified Party in connection with the defense therefor, except that if FNC elects not to assume such defense, or counsel for the Indemnified Parties reasonably advises the Indemnified Parties that there are or may be (whether or not any have yet actually arisen) issues which raise conflicts of interest between FNC and the Indemnified Parties, the Indemnified Parties may retain counsel reasonably satisfactory to them, and FNC shall pay the reasonable fees and expenses of such counsel for the Indemnified Parties, (B) FNC shall be obligated pursuant to this paragraph to pay for only one firm of counsel for all Indemnified Parties whose reasonable fees and expenses shall be paid promptly as statements are received, (C) FNC shall not be liable for any settlement effected without its prior written consent (which consent shall not be unreasonably withheld), and (D) FNC shall have no obligation hereunder to any Indemnified Party when and if a court of competent jurisdiction shall ultimately determine, and such determination shall have become final and nonappealable, that indemnification of such Indemnified Party in the manner contemplated hereby is prohibited by applicable Law (it being acknowledged by the parties hereto that in the event of any good faith dispute about the lawfulness of such indemnification, FNC or FirstBancorporation or the Subsidiaries may place the amounts at issue in escrow pending the final and nonappealable determination of such dispute). The obligations of FNC pursuant to this Section 7.2(c) are intended to be enforceable against FNC directly by the Indemnified Parties. If FNC or any of its successors or assigns shall consolidate with or merge into any other entity and shall not be the continuing or surviving entity of such consolidation or merger or shall transfer all or substantially all of its assets to any entity, then and in each case, FNC (or such successor and assign) shall use its reasonable best efforts to cause the successors and assigns of FNC to assume the obligations set forth in this Section 7.2(c)(ii).

        (d) Directors. At the Effective Time, FNC will cause Colden R. Battey, Jr. and Richard L. Gray (or their designees, if reasonably acceptable to FNC) to be elected to the board of directors of FNC to serve as such until the 2000 annual meeting of FNC's shareholders. FNC will use its reasonable best efforts to cause Richard L. Gray and Colden R. Battey, Jr. to be nominated at the 2000 annual meeting of FNC's shareholders to serve as a director of the Company for a term expiring at the 2001 annual meeting of FNC's shareholders and the 2002 annual meeting of FNC's shareholders, respectively. At the Effective Time or as soon thereafter as practicable, FNC will cause Colden R. Battey, Jr., Richard L. Gray and Thomas E. Suggs (or their designees, if reasonably acceptable to FNC) to serve as members of the board of directors of First National Bank until the 2000 annual meeting of FNC's shareholders.

        (e) Employees.

            (i) After the Effective Time, except as specifically provided by this Agreement or set forth on Schedule 5.15, any and all of FirstBancorporation's or the Subsidiaries' employees will be employed on an "at-will" basis, and nothing in this Agreement shall be deemed to constitute an employment agreement with any such person to obligate FNC or any FNC Subsidiary to employ any such person for any specific period of time or in any specific position or to restrict FNC's or any FNC Subsidiary's right to terminate the employment of any such person at any time and for any reason satisfactory to it (subject to the payment of severance as set forth in subsection (ii) below).

            (ii) FNC shall, with respect to each employee of FirstBancorporation or any Subsidiary who is employed by FirstBancorporation or any Subsidiary immediately before the Effective Time who experiences a separation of service during the six-month period commencing on the Effective Time, pay to such employee a one-time severance payment in the amount of two times such employee's weekly salary at the time of termination times the number of years of credited service of such employee with FirstBancorporation or any Subsidiary and FNC or any FNC Subsidiary plus any accrued but unused vacation leave during such service; provided, however, that the aggregate liability of FNC hereunder shall not exceed $200,000, and provided further that the provisions hereof shall not apply to James A. Shuford, III or any employee of FirstBancorporation or any Subsidiary that is entitled to severance or a change of control payment pursuant to a written agreement with FirstBancorporation or any Subsidiary that is in effect on the date hereof or at the Effective Time.

            (iii) Each employee of FirstBancorporation or a Subsidiary set forth on Schedule 7.1(e) shall be entitled to receive a "retention" bonus from FirstBancorporation or the Subsidiaries equal to no more than six months of such employee's annual base salary as of the date of this Agreement in the event that FirstBancorporation and FNC determine in good faith that the retention bonus is appropriate to induce the employee to continue his employment through the Effective Date and up to three months thereafter; provided, that retention bonuses in the aggregate shall not exceed $75,000 and no retention bonus shall be paid to an employee who voluntarily terminates his employment prior to the expiration of the designated retention period (which shall be no earlier than the Effective Date).

            (iv) Employees of FirstBancorporation or any Subsidiary that continue employment with FNC or the FNC Subsidiaries after the Effective Time will be entitled to benefits consistent with and no less favorable than the benefits being provided or to be provided to similarly situated employees of FNC and the FNC Subsidiaries ("Continuing Employees"), with credit for past service with FirstBancorporation or the Subsidiaries for purposes of participation, eligibility, vesting and accrual of benefits under all of such benefit plans and arrangements, except that there will be no past credit service for the accrual of benefits under any existing qualified defined benefit pension plan. Continuing Employees shall not be subject to any waiting periods or pre-existing condition exclusions under the group health plan of FNC or any FNC Subsidiary to the extent that such periods are longer or restrictions impose a greater limitation than the periods or limitations imposed under the applicable group health plan of FirstBancorporation or the applicable Subsidiary; and provided to the extent that the initial period of coverage for Continuing Employees under any plan of FNC or any FNC Subsidiary, whichever is applicable, that is an "employee welfare benefit plan" as defined in Section 3(1) of ERISA is not a full 12-month period of coverage, Continuing Employees shall be given credit under the applicable welfare plan for any deductibles and co-insurance payments made by such Continuing Employees under the corresponding welfare plan of FirstBancorporation or any of the Subsidiaries during the balance of such 12-month period of coverage.

            (v) FNC shall, and shall cause the FNC Subsidiaries to, honor any and all vacation and sick leave of Continuing Employees accrued with FirstBancorporation or the Subsidiaries and shall credit each Continuing Employee for past service with FirstBancorporation or the Subsidiaries for purposes of calculating such employee's entitlements to vacation and sick leave under the employment policies of FNC and the FNC Subsidiaries.

            (vi) At the Closing, FNC shall cause First National Bank to enter into a consulting arrangement with Robert A. Kerr in form and substance reasonably satisfactory to FNC and FirstBancorporation (the "Consulting Agreement"), under which Mr. Kerr shall agree to provide consulting services to FNC and the FNC Subsidiaries and to not compete with such entities, and First National Bank would make aggregate consulting payments to Mr. Kerr in an amount not in excess of $120,000 over the three-year period after Closing.

        (f) Negative Covenants. From the date of this Agreement until the Effective Time, FNC covenants and agrees that it will not do or agree or commit to do, or permit any of the Subsidiaries to do or agree or commit to do, any of the following with the prior written consent of FirstBancorporation, which consent shall not be unreasonably withheld with regard to subclause (ii) or subclause (iii):

            (i) in the case of FNC only, declare or pay any cash dividend other than quarterly dividends at a rate not more than 20% in excess of the current quarterly dividend rate of 13 cents per share or establish a record date for any such quarterly dividends inconsistent with past practices; or

            (ii) make any acquisition (including an acquisition of branch offices and related deposit liabilities) that materially delays the consummation of the Merger except as set forth on Schedule 7.2; or

            (iii) take, or agree to take in writing or otherwise, any action that would make any of the representations or warranties of it contained in this Agreement untrue or incorrect in any material respect or would result in any of the conditions set forth in this Agreement not being satisfied.

        7.3 Covenants of All Parties to the Agreement.

        (a) Joint Proxy Statement/Prospectus; Registration Statement. FNC and FirstBancorporation shall cooperate in the timely preparation and filing with the SEC of the Registration Statement. FirstBancorporation will furnish to FNC the information required to be included in the Registration Statement with respect to its business and affairs before it is filed with the SEC and again before any amendments are filed, and shall have the right to review and consult with FNC on the form of, and any characterizations of such information included in, the Registration Statement prior to the filing with the SEC. Such Registration Statement, at the time it becomes effective and on the Effective Date, shall in all material respects conform to the requirements of the Securities Laws. FNC shall take all actions required to register or obtain exemptions from such registration for the FNC Common Stock to be issued in connection with the Merger under applicable state "Blue Sky" securities laws, as appropriate. The Registration Statement shall include the form of Joint Proxy Statement/Prospectus. The parties shall use their reasonable best efforts to cause the Joint Proxy Statement/Prospectus to be cleared by the SEC for mailing to their respective shareholders, and the Joint Proxy Statement/ Prospectus shall, on the date of mailing and on the Effective Time, conform in all material respects to the requirements of the Securities Laws. FirstBancorporation and FNC (if applicable) shall cause the Joint Proxy Statement/Prospectus to be mailed to their respective shareholders.

        (b) Reorganization for Tax Purposes. Each of the parties hereto undertakes and agrees to use its reasonable best efforts to cause the Merger to qualify as a "reorganization" within the meaning of Section 368(a) of the Code and that it will not intentionally take any action that would cause the Merger to fail to so qualify.

        (c) Accounting Treatment. Each of the parties hereto undertakes and agrees to use its reasonable best efforts to cause the Merger to qualify to be treated as a "pooling-of-interests" under Generally Accepted Accounting Principles and that it will not intentionally take any action that would cause the Merger to fail to so qualify. Each of the parties hereto shall use its reasonable best efforts to cause its "affiliates" (as defined in Section 7.1(d) of this Agreement) to not transfer shares of FNC Stock until such time as such transfer would not affect the treatment of the Merger as a "pooling of interest" under Generally Accepted Accounting Principles.

        (d) Notification. Each party hereto agrees to notify promptly the other party hereto of any event, fact, or other circumstance arising after the date hereof that would have caused any representation or warranty herein, including any information on any schedule hereto, to be untrue or misleading had such event, fact, or circumstance arisen prior to the execution of this Agreement. The parties hereto will exercise their reasonable best efforts to ensure that no such events, facts, or other circumstances occur, come to pass, or become true.

        (e) Consummation of Agreement. The parties hereto each agree to use their reasonable best efforts to perform or fulfill all conditions and obligations to be performed or fulfilled by them under this Agreement so that the transactions contemplated hereby shall be consummated. Except for events that are the subject of specific provisions of this Agreement, if any event should occur, either within or outside the control of FirstBancorporation or FNC that would materially delay or prevent fulfillment of the conditions upon the obligations of any party hereto to consummate the transactions contemplated by this Agreement, each party will notify the others of any such event and the parties will use their reasonable, diligent and good faith efforts to cure or minimize the same as expeditiously as possible. Each party hereto shall use its reasonable best efforts to obtain all Consents required for the consummation of the transactions contemplated by this Agreement and to assist in the procuring or providing of all documents which must be procured or provided pursuant to Article IX hereof.

        (f) Maintenance of Corporate Existence. Each of the parties hereto shall maintain in full force and effect their respective corporate existences.

        (g) Applications and Reports. FNC shall promptly prepare and file, and FirstBancorporation and the Subsidiaries shall cooperate in the preparation and, where appropriate, filing of, applications, reports and statements with all Regulatory Authorities having jurisdiction over the transactions contemplated by this Agreement seeking the requisite Consents necessary to consummate the transactions contemplated by this Agreement. The party responsible for the making of any filing shall provide the other party with its proposed filing information for review and comment prior to filing (including any subsequent filings) and copies of all comments and correspondence received from Regulatory Authorities with respect thereto.


                              ARTICLE VIII

                 DISCLOSURE OF ADDITIONAL INFORMATION

        8.1 Access to Information by FirstBancorporation. Prior to the Closing Date, FirstBancorporation shall, and FirstBancorporation shall cause each of the Subsidiaries to:

        (a) give FNC and its authorized representatives reasonable access, during normal business hours and upon reasonable notice, to the books, records, offices and other facilities and properties of FirstBancorporation; and

        (b) furnish FNC with such financial and operating data and other information with respect to the business operations of FirstBancorporation including, but not limited to, information relating to Taxes as FNC may from time to time request.

        8.2 Access to Information by FNC. Prior to the Closing Date, FNC shall, and FNC shall cause each of the FNC Subsidiaries to:

        (a) give FirstBancorporation and its authorized representatives reasonable access, during normal business hours and upon reasonable notice, to the books, records, offices and other facilities and properties of FNC; and

        (b) furnish FirstBancorporation with such financial and operating data and other information with respect to the business operations of FNC including, but not limited to, information relating to Taxes as FirstBancorporation may from time to time request.

        8.3 Access to Premises. Prior to Closing, FirstBancorporation shall give FNC and its authorized representatives access to all of the Real Property owned or leased by FirstBancorporation or any Subsidiary for the purpose of inspecting such property.

        8.4 Confidentiality. Prior to Closing, except as otherwise provided in this Agreement, the parties hereto shall not discuss or disclose, and each will use its reasonable best efforts to cause its employees, lenders, accountants, representatives, agents, consultants and advisors not to discuss or disclose, or use for any purpose other than the transactions contemplated hereby, the subject matter or transactions contemplated by this Agreement or information pertaining to FirstBancorporation or FNC, with any other Person without the prior consent of the other party hereto, unless (a) such information is public other than as a result of a violation of this Agreement or (b) the use of such information is necessary or appropriate in making any filing or obtaining any Consent necessary or desirable for the consummation of the transactions contemplated hereby.

        8.5 Publicity. Without the prior consent of the other party (which consent shall not be unreasonably withheld), no party hereto shall issue any news release or other public announcement or disclosure, or prior to the initial press release regarding the execution of this Agreement, have any communications with its employees, suppliers or customers, regarding this Agreement or the transactions contemplated hereby, except as may be required by law, but in which case the disclosing party shall provide the other parties hereto with reasonable advance notice of the timing and substance of any such disclosure.

                              ARTICLE IX

                         CONDITIONS TO CLOSING

        9.1 Mutual Conditions. The respective obligations of each party hereto to perform this Agreement and consummate the Merger and the other transactions contemplated hereby are subject to the satisfaction of the following conditions, unless waived by both parties:

        (a) Adverse Proceedings. Neither FirstBancorporation, any Subsidiary, FNC nor any FNC Subsidiary shall be subject to any order, decree or injunction of a court of competent jurisdiction that enjoins or prohibits the consummation of this Agreement and no Governmental Authority shall have instituted a suit or proceeding that is then pending and seeks to enjoin or prohibit the transactions contemplated hereby. Any party who is subject to any such order, decree or injunction or the subject of any such suit or proceeding shall take any steps within that party's control to cause any such order, decree or injunction to be modified so as to permit the Closing and to cause any such suit or proceeding to be dismissed.

        (b) Regulatory Approvals. All Consents of, filings and registrations with, and notifications to, all Regulatory Authorities required for consummation of the Merger, the Subsidiary Merger and the Bank Merger shall have been obtained or made and shall be in full force and effect and all waiting periods required by Law shall have expired. No Consent obtained from any Regulatory Authority that is necessary to consummate the actions contemplated hereby shall contain non-standard conditions which in the reasonable judgment of the board of directors of either party hereto would so materially adversely impact the economic or business assumptions of the transactions contemplated by this Agreement that had such condition or requirement been known, such party would not, in its reasonable judgment, have entered into this Agreement.

        (c) Effectiveness of Registration Statement. (i) The Registration Statement covering the shares of FNC Stock to be issued pursuant hereto shall have been declared effective by the SEC, and no stop order suspending such effectiveness shall have been initiated or, to the Knowledge of FNC, threatened by the SEC, and (ii) FNC shall have received all state securities or "Blue Sky" permits or other authorizations, or confirmations as to the availability of an exemption from such registration requirements as may be necessary to issue the shares of FNC Stock to be issued in the Merger, and no proceedings shall be pending or, to the Knowledge of FNC, threatened by any state "Blue Sky" securities administration to suspend the effectiveness of the Registration Statement.

        (d) AMEX Listing. The shares of FNC Stock to be issued in the Merger shall have been approved for listing on the American Stock Exchange as of the Effective Time, subject to notice of issuance.

        (e) Pooling Opinion. FNC shall have received assurances from J.W. Hunt & Company, LLP, in form and substance reasonably satisfactory to FNC, to the effect that the Merger will qualify to be treated as a "pooling of interests" for accounting purposes. FNC also shall have received a letter from J.W. Hunt & Company, LLP, in form and substance reasonably satisfactory to FNC, to the effect that such accountants are not aware of any fact or circumstance applicable to FirstBancorporation that might cause the Merger not to qualify for such treatment. Nothing shall have come to the attention of FNC that any event has occurred or will occur or that any condition or circumstance exists that makes it likely that the Merger may not so qualify.

        9.2 Conditions to the Obligations of FirstBancorporation. The obligation of FirstBancorporation to effect the transactions contemplated hereby shall be further subject to the fulfillment of the following conditions, unless waived by FirstBancorporation:

        (a) All representations and warranties of FNC contained in Sections 6.1, 6.2, 6.3, 6.9 and 6.18 of this Agreement shall be true and correct as of the Closing Date as though made as of such date (except for representations and warranties that are made as of a specific date, which shall be true and correct as of such date). All other representations and warranties of FNC contained in this Agreement shall be true and correct in all material respects as of the Closing Date as though made as of such date (except for representations and warranties that are made as of a specific date, which shall be true and correct in all material respects as of such date, and except for representations and warranties qualified by the words "material," "in all material respects," "in any material amount," "substantial," and the like, and representations and warranties that exclude matters that would not have a "material effect," result in a "material liability," have a "Material Adverse Effect" or the like, which representations and warranties shall be true and correct). FNC and the FNC Subsidiaries shall have performed and complied in all material respects with all covenants and agreements contained in this Agreement required to be performed and complied with by them at or prior to the Closing. FirstBancorporation shall have received a certificate to the matters set forth in this Section 9.2(a) signed by FNC.

        (b) All documents required to have been executed and delivered by FNC to FirstBancorporation at or prior to the Closing shall have been so executed and delivered, whether or not such documents have been or will be executed and delivered by the other parties contemplated thereby.

        (c) FirstBancorporation shall have received an opinion of Robinson, Bradshaw & Hinson, P.A., counsel to FNC, dated as of the Closing Date, in form and substance reasonably acceptable to FirstBancorporation, as to the matters set forth in Exhibit C.

        (d) As of the Closing Date, FirstBancorporation shall have received the following documents with respect to FNC:

            (i) a true and complete copy of its articles of incorporation and all amendments thereto, certified by the jurisdiction of its incorporation as of a recent date;

            (ii) a true and complete copy of its bylaws, certified by its Secretary or an Assistant Secretary;

            (iii) a certificate from its Secretary or an Assistant Secretary certifying that its articles of incorporation have not been amended since the date of the certificate described in subsection (i) above and that nothing has occurred since such date that would adversely affect its existence;

            (iv) a true and complete copy of the resolutions of its board of directors and shareholders authorizing the execution, delivery and performance of this Agreement, and all instruments and documents to be delivered in connection herewith, and the transactions contemplated hereby, certified by its Secretary or an Assistant Secretary;

            (v) a certificate from its Secretary or an Assistant Secretary certifying the incumbency and signatures of its officers who will execute documents at the Closing or who have executed this Agreement; and

           (vi) such other documents, agreements or certificates as reasonably requested by FirstBancorporation.

        9.3 Conditions to the Obligations of FNC. The obligations of FNC to effect the transactions contemplated hereby shall be further subject to the fulfillment of the following conditions, unless waived by FNC:

        (a) All representations and warranties of FirstBancorporation contained in Sections 5.1, 5.2, 5.3, 5.4, 5.5, 5.24, 5.25, and 5.26 of this
Agreement shall be true and correct as of the Closing Date as though made as of such date (except for representations and warranties that are made as of a specific date, which shall be true and correct as of such date). All other representations and warranties of FirstBancorporation contained in this Agreement shall be true and correct in all material respects as of the Closing Date as though made as of such date (except for representations and warranties that are made as of a specific date, which shall be true and correct in all material respects as of such date, and except for representations and warranties qualified by the words "material," "in all material respects," "in any material amount," "substantial," and the like, and representations and warranties that exclude matters that would not have a "material effect", result in a "material liability," have a "Material Adverse Effect" or the like, which representations and warranties shall be true and correct). FirstBancorporation and the Subsidiaries shall have performed and complied in all material respects with all covenants and agreements contained in this Agreement required to be performed and complied with by them at or prior to the Closing. FNC shall have received certificates to the matters set forth in this Section 9.3(a) signed by an authorized officer of FirstBancorporation.

        (b) There shall be no Litigation instituted or pending or, to the Knowledge of FirstBancorporation, threatened against FirstBancorporation or any of the Subsidiaries or against any of their respective Assets, and there shall be no Orders outstanding or unsatisfied by FirstBancorporation or any of the Subsidiaries or against any of their respective Assets, that would have, individually or in the aggregate with all such Litigation and Orders, a Material Adverse Effect on FirstBancorporation. FNC shall have received a certificate to the matters set forth in this Section 9.3(b) signed by an authorized officer of FirstBancorporation.

        (c) All documents required to have been executed and delivered by FirstBancorporation to FNC at or prior to the Closing shall have been so executed and delivered, whether or not such documents have been or will be executed and delivered by the other parties contemplated thereby.

        (d) James A. Shuford, III, shall have entered into an Employment and Noncompetition Agreement with FNC substantially in the form of Exhibit D and such agreement shall be in full force and effect as of the Effective Time.

        (e) FNC shall have received the written Affiliate Agreements signed by all Persons who are affiliates of FirstBancorporation as provided in Section 7.1(d).

        (f) FNC shall have received a legal opinion from Breyer & Associates, PC, special counsel to FirstBancorporation, dated as of the Closing Date, in form and substance reasonably satisfactory to FNC, as to the matters set forth in Exhibit E.

        (g) FirstBancorporation hereto shall have obtained any and all Consents required for consummation of the Merger or for the preventing of any Default under any and all Real Property leases and FirstBancorporation's servicing contract with Jack Henry and Associates, Inc.

        (h) FNC shall have received evidence that FirstBancorporation or a Subsidiary shall have received extensions for the leases on terms reasonably satisfactory to FNC for (i) the main office of FirstBancorporation located in Beaufort, South Carolina, and (ii) the branch office of FirstBancorporation or a Subsidiary located in Lady's Island, South Carolina.

        (i) The holders of no more than 5% of the outstanding shares of FirstBancorporation Stock shall have given written notice of their intent to demand payment for their shares and shall not have voted for the Merger, pursuant to Chapter 13 of the SCBCA.

        (j) As of the Closing Date, FNC shall have received the following documents with respect to FirstBancorporation and each of the Subsidiaries:

            (i) a long-form certificate of its corporate existence issued by the jurisdiction of its incorporation as of a recent date and a certificate of existence or authority as a foreign corporation issued as of a recent date by each of the jurisdictions in which it is qualified to do business as a foreign corporation, as indicated on Schedule 5.1;

            (ii) a true and complete copy of its articles of incorporation or articles of association and all amendments thereto, certified by the jurisdiction of its incorporation as of a recent date;

            (iii) a true and complete copy of its bylaws, certified by its Secretary or an Assistant Secretary;

            (iv) a certificate from its Secretary or an Assistant Secretary certifying that its articles of incorporation have not been amended since the date of the certificate described in subsection (ii) above, and that nothing has occurred since the date of issuance of the certificate of existence specified in subsection (i) above that would adversely affect its existence;

            (v) with respect to FirstBancorporation only, a true and complete copy of the resolutions of its board of directors and shareholders authorizing the execution, delivery and performance of this Agreement, and all instruments and documents to be delivered in connection herewith, and the transactions contemplated hereby, certified by its Secretary or an Assistant Secretary;

            (vi) with respect to FirstBancorporation only, a certificate from its Secretary or an Assistant Secretary certifying the incumbency and signatures of its officers who will execute documents at the Closing or who have executed this Agreement; and

            (vii) such other documents, agreements or certificates as reasonably requested by FNC.

        (k) Robert A. Kerr shall have entered into the Consulting Agreement.

                                ARTICLE X

                               TERMINATION

        10.1 Termination. The obligations of the parties hereunder may be terminated and the transactions contemplated hereby abandoned at any time prior to the Closing Date:

        (a) By mutual written consent of the boards of directors of FirstBancorporation and FNC;

        (b) By the board of directors of either FNC or FirstBancorporation, if there shall be any Law or regulation that makes consummation of this Agreement illegal or otherwise prohibited or if any judgment, injunction, order or decree enjoining FirstBancorporation or its shareholders, or FNC or its shareholders, from consummating this Agreement is entered and such judgment, injunction, order or decree shall become final and non-appealable;

        (c) By the board of directors of either FNC or FirstBancorporation, if the conditions to the obligation to effect the transactions contemplated hereby of the party seeking termination shall not have been fulfilled or waived by October 31, 1999, and if the party seeking termination is in material compliance with all of its obligations under this Agreement;

        (d) By the board of directors of either FNC or FirstBancorporation, if a condition to the obligation to effect the transactions contemplated hereby of the party seeking termination shall have become incapable of fulfillment (notwithstanding the efforts of the party seeking to terminate as set forth in Section 7.3(e)) and has not been waived;

        (e) By the board of directors of FNC, if (i) the board of directors of FirstBancorporation (A) does not recommend this Agreement or the Merger to its shareholders; (B) withdraws or modifies such recommendation in a manner materially adverse to FNC; (C) shall have recommended to the shareholders of FirstBancorporation any Acquisition Proposal or resolved to do so; or (D) shall have resolved or publicly announced or disclosed to any Person its intention to do any of the foregoing (provided, however, that in the case of subclauses (A) and (B), except where such action is based on a breach by FNC of its representations and warranties hereunder or a failure (or anticipated failure) to satisfy the conditions to the obligations of FirstBancorporation set forth in Sections 9.1 or 9.2 of this Agreement); (ii) a tender or exchange offer for 20% or more of the outstanding shares of FirstBancorporation Stock is commenced or a registration statement with respect thereto shall have been filed and the board of directors of FirstBancorporation, within 10 Business Days after such tender or exchange offer is commenced, either fails to recommend against acceptance of such tender or exchange offer by its shareholders or takes no position with respect to the acceptance of such tender or exchange offer by its shareholders, or (iii) any Person or group of Persons acting in concert as a partnership or other group shall, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, have become, after the date hereof, the "beneficial owner" (within the meaning of such term under Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of 20% or more of outstanding shares of FirstBancorporation Stock and the shareholders of FirstBancorporation shall fail to adopt or approve the Merger at the Shareholders Meeting held by FirstBancorporation;

        (f) By the board of directors of FirstBancorporation, if the board of directors of FirstBancorporation shall have determined to recommend an Acquisition Proposal to its shareholders after determining, pursuant to
Section 7.1(b), that such Acquisition Proposal constitutes a Superior Proposal, and FirstBancorporation gives FNC at least three Business Days prior notice of its intention to effect such termination pursuant to this Section 10.1(f), and FirstBancorporation makes the payment required pursuant to
Section 10.2(d) of this Agreement;

        (g) By the board of directors of either FNC or FirstBancorporation, if the shareholders of a party fail to adopt or approve this Agreement, and to the extent applicable, the transactions contemplated herein, as required by applicable law; provided any termination or right of termination under Section 10.1(e), (f) or (h) shall take precedence over a termination under this
Section 10.1(g), even where notice of termination under Section 10.1(e), (f) or (h) is given after notice of termination under this Section 10.1(g); or

        (h) By the board of directors of either FNC or FirstBancorporation, if the board of directors of FNC (i) does not recommend this Agreement or the Merger to its shareholders or (ii) withdraws or modifies such recommendation in a manner materially adverse to FirstBancorporation, and in each such case such action is not based on a breach by FirstBancorporation of its representations and warranties hereunder or a failure (or anticipated failure) to satisfy the conditions to the obligations of FNC set forth in Sections 9.1 and 9.3 of this Agreement.

        10.2 Procedure and Effect of Termination. In the event of a termination contemplated hereby by any party pursuant to Section 10.1, the party seeking to terminate this Agreement shall give prompt written notice thereof to the other party, and the transactions contemplated hereby shall be abandoned, without further action by any party hereto. In such event:

        (a) The parties hereto shall continue to be bound by their obligations of confidentiality set forth in Section 8.4, and all copies of the information provided by FirstBancorporation and FNC hereunder will be returned to FirstBancorporation and FNC, respectively, or destroyed immediately upon its request therefor.

        (b) All filings, applications and other submissions relating to the transactions contemplated hereby shall, to the extent practicable, be withdrawn from the Person to which made.

        (c) Unless this Agreement is terminated pursuant to Section 10.1(e), 10.1(f) or 10.1(h), the terminating party shall be entitled to seek any remedy to which such party may be entitled at law or in equity for the willful violation or willful breach of any agreement, covenant, representation or warranty contained in this Agreement.

        (d) If this Agreement is terminated (i) by FNC pursuant to Section 10.1(e), or (ii) by FirstBancorporation pursuant to Section 10.1(f), FirstBancorporation shall pay to FNC by wire transfer in immediately available funds within one Business Day of such termination, a termination fee of $960,000 in cash, which the parties agree is a reasonable estimate of the out-of-pocket expenses of FNC for attorneys, accountants and financial advisors paid by FNC in connection with the proposed Merger, the cost of management time and overhead devoted to pursuing the proposed Merger, and FNC's loss of opportunity to pursue other transactions by pursuing the proposed Merger. If this Agreement is terminated by FNC or FirstBancorporation pursuant to Section 10.1(h), FNC shall pay to FirstBancorporation by wire transfer in immediately available funds within one Business Day of such termination, a termination fee of $960,000 in cash, which the parties agree is a reasonable estimate of the out-of-pocket expenses of FirstBancorporation for attorneys, accountants and financial advisors paid by FirstBancorporation in connection with the proposed Merger, the cost of management time and overhead devoted to pursuing the Merger, and FirstBancorporation's loss of opportunity to pursue other transactions by pursuing the Merger.

        (e) In the event of termination of this Agreement and the abandonment of the Merger pursuant to Section 10.1, no party to this Agreement shall have any liability or further obligation to any other party hereunder except as set forth in Section 10.2(a)-(d), provided, however, if a party is entitled to relief under Section 10.2(d), such relief shall be its sole and exclusive remedy.

                                ARTICLE XI

                         MISCELLANEOUS PROVISIONS

        11.1 Expenses. Whether or not the transactions contemplated hereby are consummated, (i) FNC shall pay all costs and expenses incurred by it and the FNC Subsidiaries in connection with this Agreement and the transactions contemplated hereby and (ii) FirstBancorporation shall pay all costs and expenses incurred by it and the Subsidiaries in connection with this Agreement and the Merger. Without limiting the effect of the foregoing, FirstBancorporation and FNC shall each pay their respective share of the cost of preparing and printing the Joint Proxy Statement/Prospectus and soliciting the approval of their respective shareholders in respect of the Merger.

        11.2 Survival of Representations. The representations and warranties made by the parties hereto will not survive the Closing, and no party shall make or be entitled to make any claim based upon such representations and warranties after the Closing Date; provided, however, that the parties' agreements contained in Sections 7.2(c), 7.2(d) and 7.2(e)(ii), (iii) (iv) and
(v) shall survive the Closing Date and shall be enforceable directly by each person benefited or intended to be benefited by such sections. No warranty or representation shall be deemed to be waived or otherwise diminished as a result of any due diligence investigation by the party to whom the warranty or representation was made or as a result of any actual or constructive knowledge by such party with respect to any facts, circumstances or claims or by the actual or constructive knowledge of such person that any warranty or representation is false at the time of signing or Closing.

        11.3 Amendment and Modification. This Agreement may be amended, modified or supplemented only by written agreement of FirstBancorporation and FNC approved by their respective boards of directors; provided after the Shareholder Meetings, or either of them, this Agreement may not be amended if it would violate the SCBCA.

        11.4 Waiver of Compliance; Consents. Except as otherwise provided in this Agreement, any failure by FNC or FirstBancorporation to comply with any obligation, representation, warranty, covenant, agreement or condition herein may be waived by the other party or parties only by a written instrument signed by the party or parties granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, representation, warranty, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. Whenever this Agreement requires or permits consent by or on behalf of any party hereto, such consent shall be given in writing in a manner consistent with the requirements for a waiver of compliance as set forth in this Section 11.4.

        11.5 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given when delivered by hand or by facsimile transmission (with confirmed receipt), one Business Day after sending by a reputable national over-night courier service or three Business Days after mailing when mailed by registered or certified mail (return receipt requested), postage prepaid, to the parties in the manner provided below:

        (a) Any notice to FirstBancorporation shall be delivered to the following addresses:

                          FirstBancorporation, Inc.
                          1121 Boundary Street
                          Beaufort, SC  29902
                          Attention:  James A. Shuford, III
                          Telephone:  (843) 521-5600
                          Facsimile:  (843) 521-5625

                          with a copy to:

                          Breyer & Associates, PC
                          1100 New York Avenue, Suite 700 East
                          Washington, DC  20005
                          Attention:  John F. Breyer, Jr.
                          Telephone:  (202) 737-7900
                          Facsimile:  (202) 737-7979

        (b) Any notice to FNC shall be delivered to the following addresses:

                          First National Corporation
                          950 John C. Calhoun Drive, S.E.
                          Orangeburg, South Carolina 29115
                          Attention:  C. John Hipp, III
                          Telephone:  (803) 531-0565
                          Facsimile:  (803) 531-0596
                          with a copy to:

                          Robinson, Bradshaw & Hinson, P.A.
                          101 North Tryon Street, Suite 1900
                          Charlotte, North Carolina  28246
                          Attention:  Robin L. Hinson
                          Telephone:  704/377-2536
                          Facsimile:  704/378-4000

Any party may change the address to which notice is to be given by notice given in the manner set forth above.

        11.6 Assignment; Third Party Beneficiaries. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any party hereto without the prior written consent of the other party, except that FNC may assign its rights and obligations under this Agreement to any Affiliate of FNC. If such assignment is made, the assignee shall be entitled to all the rights and shall assume all the obligations of FNC hereunder, but FNC shall not be released from liability for the performance of the obligations of such assignee under this Agreement. Except as set forth in Section 7.2(c), 7.2(d) and 7.2(e)(ii),
(iii), (iv) and (v), this Agreement shall not be deemed to confer upon any third party beneficiaries or other Persons, including any employees of FirstBancorporation, any rights or remedies hereunder.

        11.7 Separable Provisions. If any provision of this Agreement shall be held invalid or unenforceable, the remainder nevertheless shall remain in full force and effect.

        11.8 Governing Law. The execution, interpretation and performance of this Agreement shall be governed by the internal laws and judicial decisions of the State of South Carolina.

        11.9 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

        11.10 Interpretation. The article and section headings contained in this Agreement are solely for the purpose of reference, are not part of the agreement of the parties and shall not in any way affect the meaning or interpretation of this Agreement.

        11.11 Entire Agreement. This Agreement, including the Schedules and any exhibits hereto, embodies the entire agreement and understanding of the parties with respect of the subject matter of this Agreement. This Agreement supersedes all prior agreements and understandings between the parties with respect to the transactions contemplated hereby and subject matter hereof.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                   FIRST NATIONAL CORPORATION


                                   By:  /s/ C. John Hipp, III
                                        -----------------------------------
                                        C. John Hipp, III
                                        President


                                   FIRSTBANCORPORATION, INC.


                                   By:  /s/ James A. Shuford, III
                                        -----------------------------------
                                        James A. Shuford, III
                                        President

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FirstBancorporation, Inc.

DATED: May 11, 1999

                                           /s/James A. Shuford, III
                                           -------------------------
                                           James A. Shuford, III
                                           Chief Executive Officer

DATED: May 11, 1999                        /s/ James L. Pate, III
                                           -------------------------
                                           James L. Pate, III
                                           Chief Financial Officer